Form 10-Q
period 1996-06-28
COINMACH LAUNDRY CORP
filed 1996-08-12
CIK 1013021

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1996
                                       OR

{  }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ----------------------    ----------------------
COMMISSION FILE NUMBER 1-11907

                         COINMACH LAUNDRY CORPORATION
- -------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                                11-3258015
- -------------------------------                              ------------------
(STATE OR OTHER JURISDICTION OF                              (I. R. S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

 55 LUMBER ROAD, ROSLYN, NY                                          11576
- ------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (516) 484-2300

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES       NO  X  .
                                         ----    ----

AS OF THE CLOSE OF BUSINESS ON AUGUST 9, 1996, COINMACH LAUNDRY CORPORATION HAD OUTSTANDING 9,940,636 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "COMMON STOCK") AND 480,648 SHARES OF NON-VOTING CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "NON-VOTING COMMON STOCK").

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                                     INDEX

PART 1. Financial Information                                                     Page No.
        ---------------------                                                     --------
     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited)--
                  June 28, 1996 and March 29, 1996                                    3

                  Condensed Consolidated Statements of Operations (Unaudited)--
                  Three Months Ended June 28, 1996 and June 30, 1995                  4

                  Consolidated Statement of Shareholders' Deficit (Unaudited)--
                  Three Months Ended June 28, 1996 and June 30, 1995                  5

                  Condensed Consolidated Statements of Cash Flows (Unaudited)--
                  Three Months Ended June 28, 1996 and June 30, 1995                  6

                  Notes to Condensed Consolidated Financial Statements (Unaudited)    7-10

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                           11-14

PART II. Other Information                                                            15
         -----------------

     Item 1.      Legal Proceedings

     Item 2.      Changes in Securities

     Item 3.      Defaults Upon Senior Securities

     Item 4.      Submission of Matters to a Vote of Security Holders.

     Item 5.      Other Information

     Item 6.      Exhibits and Reports on Form 8-K

Signature Page                                                                        16
- --------------

Exhibit List
- ------------

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

PART 1.  FINANCIAL INFORMATION
         ---------------------

         ITEM 1.  FINANCIAL STATEMENTS
         -------  --------------------

                CONDENSED CONSOLIDATED BALANCE SHEETS
                -------------------------------------

                            (dollars in thousands)

                                  June 28,            March 29,
                                    1996                1996
                                  --------            --------
                                (Unaudited)           (Audited)
ASSETS:
 Cash and cash equivalents       $  3,240             $ 19,858
 Receivables, net                   4,648                5,758
 Inventories                        5,204                4,443
 Prepaid expenses                   2,971                2,641
 Advance rental payments           21,643               20,320
 Property and equipment,
  less accumulated
  depreciation
  of $24,680 and $ 19,509          92,139               82,699
 Contract rights, less
  accumulated amortization
    of $11,124 and $ 8,925         65,033               59,745
 Goodwill, less
  accumulated amortization
  of $2,970 and $ 2,386            43,737               44,071
 Other assets, principally
  debt issuance costs              11,661                9,613
                                 --------             --------

 Total assets                    $250,276             $249,148
                                 ========             ========

LIABILITIES AND
 SHAREHOLDERS' DEFICIT:
 Accounts payable                $  5,806             $  6,085
 Accrued commissions                8,596                7,380
 Accrued interest                   3,135                7,745
 Other accrued expenses             8,144                7,557
 Deferred income taxes             18,474               18,924
 11-3/4% Senior Notes             196,655              196,655
 12-3/4% Senior Notes               5,000                5,000
 Long-term revolving
   credit facility                  5,000                    -
 Other long-term debt               2,006                1,110

 Shareholders' deficit:
  Common stock and capital
   in excess of par value          17,903               17,903
  Notes receivable from
   management                        (492)                (492)
  Accumulated deficit             (19,951)             (18,719)
                                  --------             --------
  Total shareholders'
   deficit                         (2,540)              (1,308)
                                  --------             --------

  Total liabilities and
   shareholders' deficit         $250,276             $249,148
                                 ========             ========

The accompanying notes are an integral part of these financial statements.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                  (UNAUDITED)
                                  -----------

                             (dollars in thousands)
                             ----------------------

                                            Three Months Ended
                                           ---------------------
                                            June 28,   June 30,
                                              1996       1995
                                           ----------  ---------

GROSS REVENUES                               $47,940    $46,527

OTHER COSTS AND EXPENSES:
 Laundry operating expenses                   32,580     32,754
 General and administrative expenses           1,041      1,118
 Depreciation and amortization                 9,810      9,151
                                             -------    -------

                                              43,431     43,023
                                             -------    -------

OPERATING INCOME                               4,509      3,504

INTEREST EXPENSE                               6,141      5,782
                                             -------    -------

LOSS BEFORE INCOME TAXES                      (1,632)    (2,278)
                                             -------    -------

(BENEFIT) PROVISION FOR INCOME TAXES:
 Currently payable                                50        111
 Deferred                                       (450)      (489)
                                             -------    -------
                                                (400)      (378)
                                             -------    -------
                                             $(1,232)   $(1,900)
NET LOSS                                     =======    =======

PRO FORMA NET LOSS
PER COMMON AND COMMON EQUIVALENT SHARES        $(.16)     $(.24)
                                             =======    =======

The accompanying notes are an integral part of these financial statements.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

           COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
           ---------------------------------------------------------

              (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AND SHARES)

                                                                        BALANCE AT                BALANCE AT
                                                                        MARCH 29,       NET        JUNE 28,
                                                                          1996          LOSS         1996
                                                                       ------------  -----------  -----------
                                                                        (Audited)    (Unaudited)  (Unaudited)
Class A common stock, par value $.01:
  Authorized shares - 1,959,021
  Issued shares, end of period - 1,783,584......................        $    18       $   -        $     18
Class B common stock, par value $.01:
  Authorized shares - 345,710
  Issued shares, end of each period - 265,044...................              3           -               3
Class C common stock, par value $.01:
  Authorized shares - 305,212
  Issued shared, end of period - 305,212........................              3           -               3
Class D common stock, par value $.01:
  Authorized shares - 305,212
  Issued shares, end of each period - 0.........................              -           -               -
Class E common stock, par value $.01:
  Authorized shares - 175,436
  Issued shares, end of period - 175,436........................              2           -               2
Class F common stock, par value $.01:
  Authorized shares - 3,086,045
  Issued shares, end of period - 3,086,045......................             30           -              30
Class G common stock, par value $.01:
 Authorized shares - 618,428
  Issued shares, end of period - 578,509........................              6           -               6
Preferred stock, par value $.01:
  10,000 authorized, none issued................................              -           -
Capital in excess of par value..................................         17,841           -          17,841
Accumulated deficit............. ...............................        (18,719)     (1,232)        (19,951)
                                                                       --------     -------        --------
                                                                           (816)     (1,232)         (2,048)
Receivables from shareholders...................................           (492)          -            (492)
                                                                       --------    ---------        --------
Total shareholders' deficit.....................................        $(1,308)   $ (1,232)       $ (2,540)
                                                                       ========    =========       ========

The accompanying notes are an integral part of these financial statements.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                  (UNAUDITED)
                                  -----------
                             (dollars in thousands)

                                                                     Three Months Ended
                                                               ------------------------------
                                                                   June 28,        June 30,
                                                                    1996            1995
                                                               --------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (1,232)         $ (1,900)
  Adjustment to reconcile net loss to net cash
       provided by operating activities:
            Depreciation and amortization                           9,810             9,151
            Deferred income taxes                                    (450)             (489)
  Amortization of debt discount and deferred issue costs              130               363
  Increase in other assets                                           (821)             (176)
  Decrease (increase) in receivables, net                           1,109              (890)
  (Increase) decrease in inventories and prepayments               (1,409)              973
  Decrease in accounts payable                                       (205)            ( 515)
  (Decrease) increase in accrued interest                          (4,610)            2,111
  Increase in accrued expenses                                      1,494               272
                                                                 --------          --------

       Net cash provided by operating activities                    3,816             8,900
                                                                 --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                              (5,942)           (5,028)
  Advance payment to location owners                               (2,628)           (1,446)
  Acquisition of net assets of acquired businesses                (16,722)          (11,925)
                                                                 --------          --------

       Net cash used for investing activities                     (25,292)          (18,399)
                                                                 --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred debt issuance costs                                         79                 -
  Net borrowings of bank and other borrowings                       4,887             5,862
  Principal payments of capitalized lease obligations                (108)                -
  Sale of common stock                                                  -             5,000
                                                                 --------          --------
       Net cash provided by financing activities                    4,858            10,862
                                                                 --------          --------

       Net (decrease) increase in cash and cash equivalents       (16,618)            1,363

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                        19,858            10,773
                                                                 --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  3,240          $ 12,136
                                                                 ========          ========

The accompanying notes are an integral part of these financial statements.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  DESCRIPTION OF BUSINESS

Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry"), through its wholly-owned subsidiaries (collectively, the "Company"), is a leading supplier of coin-operated laundry equipment services for multi-family housing units. The Company owns and operates approximately 245,000 coin-operated washers and dryers on routes in over 26,000 locations in 28 states and the District of Columbia. Such routes are located throughout the Northeast, Mid-Atlantic, Southeast, South-Central and Midwest regions of the United States. The Company is also a distributor of laundromat equipment and turnkey laundromat stores.

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. GAAP requires the Company's management make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 1996 presentations. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year.

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the unaudited condensed consolidated balance sheets of the Company at June 28, 1996 and of the Company's consolidated statements of operations and cash flows for the three months ended June 28, 1996 and June 30, 1995.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited combined and consolidated financial statements included in Coinmach Laundry's registration statement (the "Registration Statement") on Form S-1 (No. 333-03587), including the related Prospectus dated July 17, 1996. See Note 6.a."Subsequent Events-Initial Public Offering".

3.  ACCOUNTING PRONOUNCEMENTS

Effective March 30, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adoption did not have a material impact on the Company's results of operations or financial condition for the three months ended June 28, 1996.

In October 1995, the Financial Accounting Standards Board issued Statement No.123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. In connection with the Offering, the Company adopted the Amended and Restated 1996 Employee Stock Option Plan (as amended, the "Plan"). With adoption of the Plan, the Company will account for stock-based compensation awards under the provisions of Accounting Principles Board Opinion No. 25, as permitted by FAS 123, but will provide the necessary disclosure information in the fourth quarter of fiscal 1997.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) ( continued)


4.  LOSS PER COMMON AND COMMON EQUIVALENT SHARE

Loss per common and common equivalent share is computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Weighted average shares outstanding were 7,774,107 for three months ended June 28, 1996 and June 30, 1995.

All common share data presented in this report on Form 10-Q has been restated to reflect a reclassification of the Company's capital stock and an approximate 23-to-1 stock split. See Note 6.b. "Subsequent Events - Reclassification and Stock Split." The weighted average shares outstanding reflect as outstanding for all periods presented (a) the shares issued and options granted using the treasury stock method and (b) the shares which were sold at the initial public offering price to retire the Preferred Stock (as defined). See Note 6.a. "Subsequent events - Initial Public Offering."

5.    LONG-TERM DEBT

The carrying amounts of the Company's long-term debt at June 28, 1996 and March 29, 1996 are as follows (in thousands):

                                                June 28,         March 29,
                                                  1996             1996
                                                -------          ---------

11 3/4% Senior Notes due 2005                  $196,655          $196,655
12 3/4%  Senior Notes due 2001                    5,000             5,000
Revolving credit facility (up to $35 million)     5,000                -
Other secured and unsecured obligations           2,006             1,110
                                               --------          --------
Total long-term debt                           $208,661          $202,765
                                               ========          ========

The Company also has the right under its 11 3/4% Senior Notes due 2005 and its 12 3/4% Senior Notes due 2001 (collectively, the "Senior Notes") to incur up to $10.0 million of purchase money obligations and $5.0 million of other debt. At June 28, 1996, $5.0 million was outstanding under the revolving credit facility. Concurrent with the Offering (defined below), the Company repaid all amounts due under the revolving credit facility.

6.  SUBSEQUENT EVENTS

a.         Initial Public Offering

On July 23, 1996, Coinmach Laundry completed its initial public offering (the "Offering") of 4,120,000 shares of its Common Stock at an initial public offering price of $14.00 per share. Coinmach Laundry's Registration Statement for 4,000,000 shares of Common Stock was filed with the Securities and Exchange Commission on May 13, 1996 and subsequently declared effective on July 17, 1996. On July 18, 1996, in connection with the Offering, Coinmach Laundry filed an additional registration statement on Form S-1 (No. 333-08331) with respect to the registration of an additional 120,000 shares of Common Stock, which registration statement was effective upon filing. Proceeds from the Offering were approximately $53.6 million, after underwriting discounts and commissions. After giving effect to the redemption of the Preferred Stock (as described below), net proceeds from the Offering aggregated approximately $34.4 million, before expenses.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) ( continued)


6.  SUBSEQUENT EVENTS (continued)

b.   Reclassification and Stock Split

In connection with the Offering, Coinmach Laundry approved a reclassification (the "Reclassification") of all of its capital stock pursuant to which all seven classes of the issued and outstanding capital stock of Coinmach Laundry prior to the Offering were converted into a class of preferred stock, a class of voting common stock and a class of non-voting common stock. As part of the Reclassification, holders of the Coinmach Laundry's Class A common stock, Class E common stock and Class F common stock prior to the Offering (collectively, the "Preference Shares") received shares of Common Stock and shares of Series A preferred stock, par value $.01 per share ("Preferred Stock") representing an amount equal to the sum of: (a) preferred dividends on such Preference Shares in an amount equal to the accrued yield (at a rate of 8% per annum, compounded quarterly) on the original investment in such Preference Shares through July 23, 1996; and (b) an amount equal to the original investment in such Preference Shares. Holders of Preference Shares who were members of the Company's management received an aggregate of approximately 28,300 shares of Common Stock, and holders of the Preference Shares who were not members of the Company's management received an aggregate of 1,000 shares of Preferred Stock.

In connection with the Reclassification, Coinmach Laundry also approved an approximate 23-to-1 stock split (the "Stock Split") payable to shareholders of record on July 12, 1996.

c.   Redemption of Preferred Stock

Immediately following the Offering, approximately $19.2 million from the proceeds of the Offering were used by the Company to retire all of the issued and outstanding shares of Preferred Stock.

d.   Related Party Transactions

Prior to the Offering, Coinmach Laundry issued an additional 79,029 shares of its Class B common stock to certain members of management, which shares were purchased through loans made by the Company totaling approximately $56,000. The difference between the estimated fair market value of such stock (which management believes to be 85% of the initial offering price in the Offering) and the amount paid for such stock will be accounted for by the Company as compensation expense. In addition, approximately $103,000 of receivables outstanding at June 28, 1996 relating to loans to management in connection with the purchase of common stock of the Company were forgiven.

In connection with the Offering, Coinmach Laundry also granted options to purchase up to 735,618 shares of Common Stock at 85% of the Offering price to management and certain other individuals. With respect to such options granted to employees of the Company, Coinmach Laundry will record such 15% discount as compensation expense over an applicable four-year vesting period. These options will vest 20% on the effective date of the Offering, and 20% on each successive anniversary date of the Offering thereafter.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) ( continued)


6.  SUBSEQUENT EVENTS (continued)

e.     1996 Employee Stock Option Plan

In connection with the Offering, Coinmach Laundry adopted the Plan which provides for the issuance of options for 1,103,419 shares of Common Stock, representing approximately 9% of Coinmach Laundry's issued and outstanding Common Stock, at an exercise price not less than the prevailing market value of a share of Common Stock on the date of grant. The Plan will be administered by a committee of the Board of Directors of the Company (the "Compensation Committee"). Subject to the terms of the Plan, the Compensation Committee will select the participants and determine the terms and conditions of the options granted pursuant to the Plan.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------  ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties discussed below, as well as the other risks set forth in the Registration Statement.

GENERAL
- -------

The Company, through its operating subsidiaries, is principally engaged in supplying coin-operated laundry equipment services for multi-family housing units in 28 states and the District of Columbia located throughout the Northeast, Mid-Atlantic, Southeast, South-Central and Midwest regions of the United States. The most significant revenue source is derived from its routes, which are comprised of approximately 26,000 locations containing over 245,000 coin-operated washing machines and dryers. The Company provides coin-operated laundry equipment services to locations by leasing designated laundry rooms in buildings on a long-term basis.

The Company, through its operating subsidiary, also owns and operates Super Laundry Equipment Corp. ("Super Laundry"). Super Laundry's business consists of constructing complete turnkey laundromat retail stores, retrofitting existing laundromat retail stores, distributing exclusive and non-exclusive lines of commercial coin and non-coin machines and parts, and selling service contracts.

RESULTS OF OPERATIONS
- ---------------------

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited combined and consolidated financial statements and notes thereto for the six month transition period ended March 29, 1996, which are included in the Company's Registration Statement.

COMPARISON OF THE THREE MONTHS ENDED JUNE 28, 1996 AND JUNE 30, 1995.

Gross revenues of approximately $47.9 million for the quarter ended June 28, 1996 were approximately $1.4 million or 3% higher than gross revenues for the prior year's corresponding period. The improvement in gross revenues consisted primarily of increased route revenues of approximately $2.6 million resulting from the acquisition of a route business in the Midwest region, offset by a decrease in distribution revenues of approximately $.9 million from Super Laundry. During the quarter ended June 30,1995, the Company's machine base declined by approximately 1,500 machines, primarily due to capital constraints, but increased by approximately 2,000 machines during the quarter ended June 28,1996 (excluding the machines added due to the acquisition in the Midwest). This favorable trend is primarily the result of a reorganization of the field management team and additional capital provided by the Company's issuance of its 11 3/4% Senior Notes due 2005 on November 30, 1995 and December 14, 1995.

Laundry operating expenses decreased slightly for the quarter ended June 28, 1996, as compared to the prior year's period. An increase in laundry operating expenses of approximately $1.7 million related to the acquisition of the Midwest region route business was offset by (a) a reduction in expenses of approximately $1.4 million primarily related to the implementation of cost savings programs in the Company's field operations and the consolidation of certain operating regions and a decrease in commission expense, and (b) a decrease in the cost of sales of approximately $.5 million related to Super Laundry's decreased volume.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------  ----------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------

RESULTS OF OPERATIONS (continued)
- ---------------------

As a result of the above, operating income margins improved to approximately 9% for the quarter ended June 28, 1996, as compared to approximately 7% for the quarter ended June 30, 1995.

Interest expense increased by approximately $.4 million or approximately 6%. Approximately $1.1 million of such increase was due primarily to the increased debt level that resulted from the refinancing of its debt in November 1995. Offsetting this increase was approximately $.7 million in interest expense due to the decrease in the effective rate as the result of such refinancing.

EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization) was approximately $14.3 million for the quarter ended June 28, 1996, compared to approximately $12.7 million for the corresponding period in 1995, representing an improvement of approximately 13%. EBITDA margins improved to approximately 30% for the quarter ended June 28, 1996, compared to approximately 27% for the corresponding period in 1995. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes an increase in EBITDA is an indication of improved ability to service existing debt, potential future increases in debt or capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The Company's effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before income taxes as a result of state taxes and permanent book/tax differences (largely goodwill amortization).

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------  ----------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company continues to have substantial indebtedness and debt service requirements. At June 28, 1996, the Company had outstanding long-term debt of approximately $208.7 million and shareholders' deficit of approximately $2.5 million after restructuring charges and writeoffs.

The Company's level of indebtedness will have several important effects on its future operations, including the following: (a) a significant portion of the Company's cash flow from operations will be required to pay interest on its indebtedness and will not be available for other purposes; (b) financial covenants contained in certain of the agreements governing the Company's indebtedness will require the Company to meet certain financial tests and limit its ability to borrow additional funds or to dispose of assets; (c) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, and general corporate purposes may be impaired; and (d) the Company's ability to adapt to changes in the coin-operated laundry equipment services industry and to economic conditions in general could be limited. At June 28, 1996, $5.0 million was outstanding under its revolving credit facility, which was repaid in July 1996 from a portion of the net proceeds received from the Company's initial public offering. For further details, see Note 6 to Unaudited Condensed Consolidated Financial Statements, "Subsequent Events."

The expenses of the Company include significant amounts of depreciation and amortization (approximately $9.8 million for the three months ended June 28, 1996) which have the effect of reducing net income but not operating cash flow. In accordance with generally accepted accounting principles, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods up to 15 years. Although such accounting treatment has a favorable effect on cash flow by reducing taxes, it also reduces net income. The Company expects to continue such practice with future acquisitions, so as to maximize cash flows through the recognition of related smaller net income caused by the increased amortization. Such a practice will be employed until the purchase price has been fully amortized.

The Company anticipates that it will continue to utilize cash flows from its operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the three months ended June 28, 1996 were approximately $25.3 million. Of such amount, the Company spent approximately $16.7 million on the acquisition of related businesses, including the acquisition in the Midwest, and approximately $2.3 million related to the net increase in the machine base. The balance was used to renew the existing machine base and for general corporate purposes. The effect of incremental revenues and EBITDA generated from capital expended on acquisitions and the net increase in the machine base may not be reflected in the financial results until subsequent reporting periods, depending on the timing of the capital expended.

The Company's working capital requirements are, and will continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. In connection with certain of the financing agreements governing the Company's indebtedness, the Company is required to make semi-annual cash interest payments on the Senior Notes and will be required to make monthly interest payments under the revolving credit facility. Management believes that the Company's future operating activities will generate sufficient cash flow to repay borrowings under the Senior Notes and the revolving credit facility or permit refinancing thereof.
An inability of the Company, however, to comply with covenants or other conditions contained in the indenture governing the Senior Notes or in the revolving credit facility could result in an acceleration of the amounts due thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms, if at all, or on terms permitted under the revolving credit facility or the indenture governing the Senior Notes.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------  ----------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------

LIQUIDITY AND CAPITAL RESOURCES (continued)
- -------------------------------

Coinmach Laundry used approximately $5.0 million of the net proceeds from the Offering to repay the revolving credit facility. The balance of such net proceeds are currently invested in short-term, investment grade, interest-bearing securities, certificates of deposit or direct or guaranteed obligations of the United States. The Company has not yet determined the specific uses for the balance of net proceeds of the Offering. As part of its business strategy, the Company will continue to evaluate opportunities to acquire local, regional and multi-regional route businesses. There can be no assurance that the Company will find attractive acquisition candidates or effectively manage the integration of acquired businesses into its existing business.

INFLATION AND SEASONALITY
- -------------------------

In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation and the effects of inflation may be experienced by the Company's future periods. Management believes that such effects have not been nor will be material to the Company. The Company's business generally is not seasonal.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

Part II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time, the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Although the amount of any liability that could arise with respect to these actions can not be accurately predicted, management believes that any such liability, individually or in the aggregate, will not have a material adverse effect on the financial position and results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 30, 1996, the holders of a majority of each class of capital stock of the Company approved an amendment to the Company's certificate of incorporation changing the name of the company to "Coinmach Laundry Corporation." On June 18, 1996, the holders of a majority of each class of capital stock of the Company approved: (a) the 1996 Employee Stock Option Plan (subsequently amended and restated by the board of directors of the Company on July 26, 1996); (b) the Company's Third Amended and Restated Certificate of Incorporation; (c) the Company's Amended and Restated Bylaws; (d) the Certificate of Powers, Designations, Preferences and Relative Participating, Optional and other Special Rights of Series A Preferred Stock and Qualifications, Limitations and Restrictions Thereof; (e) the Stock Split and the Reclassification; and (f) the grant of certain non-qualified stock options to members of management and certain other individuals.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits required to be filed with this report on Form 10-Q are listed in the accompanying Index to Exhibits filed as part of this Form 10-Q.

         b. No reports on Form 8-K were filed by the Company during the three months ended June 28, 1996.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 COINMACH LAUNDRY CORPORATION


Date: August 9, 1996             /s/   Robert M. Doyle
                                 -------------------------------------------
                                 Robert M. Doyle
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (On behalf of registrant and as
                                  Principal Financial Officer)

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------


     EXHIBITS AND REPORTS ON FORM 8-K
     --------------------------------

          a.   Exhibits

 EXHIBIT
  NUMBER                                    DESCRIPTION
  ------                                    -----------

    3.1        Third Amended and Restated Certificate of Incorporation of the
               Company

    3.2 Certificate of Powers, Designations, Preferences and Relative Participating, Optional and other Special Rights of Series A Preferred Stock and Qualifications, Limitations and Restrictions Thereof

    3.3        Second Amended and Restated Bylaws of the Company

   10.1 Indenture, dated as of November 30, 1995, by and between Coinmach Corporation ("Coinmach"), as Issuer, and Fleet National Bank of Connecticut (formerly, Shawmut Bank Connecticut, National Association), as Trustee (incorporated by reference from exhibit number 4.1 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

   10.2 First Supplemental Indenture, dated as of December 11, 1995, by and between Coinmach, as Issuer, and Fleet National Bank of Connecticut (formerly, Shawmut Bank Connecticut, National Association), as Trustee (incorporated by reference from exhibit number 4.2 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

   10.3 First Supplemental Indenture, dated as of November 28, 1995, by and between Solon Automated Services, Inc. ("Solon") and U.S. Trust Company of New York, as Trustee (incorporated by reference from exhibit number 4.3 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

   10.4 Registration Rights Agreement, dated as of November 30, 1995, by and between Coinmach and Lazard Freres & Co. LLC ("Lazard"), as Initial Purchaser (incorporated by reference from exhibit number
               4.6 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

   10.5 Addendum to Registration Rights Agreement, dated December 14, 1995, by and between Coinmach and Lazard, as Initial Purchaser (incorporated by reference from exhibit number 4.8 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

   10.6 Purchase Agreement, dated as of January 31, 1995, by and among The Coinmach Corporation ("TCC"), CIC I Acquisition Corp. ("CIC"), the stockholders of CIC and Coinmach Holding Corp. (incorporated by reference from exhibit number 10.1 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

   10.7 Equity Purchase Agreement, dated as of January 31, 1995, by and between TCC and Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR Fund IV"), subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.2 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

 EXHIBIT
  NUMBER                                    DESCRIPTION
  ------                                    -----------

   10.8 Investor Purchase Agreement, dated as January 31, 1995, by and between TCC, GTCR Fund IV and President and Fellows of Harvard College, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.3 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

   10.9 Investor Purchase Agreement, dated as January 31, 1995, by and between TCC, GTCR Fund IV, MCS Capital Management, Inc. and Stephen R. Kerrigan, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.4 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.10 Stock Pledge Agreement, dated as of January 31, 1995, by and between TCC and MCS Capital, Inc. (incorporated by reference from exhibit number 10.5 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.11 Stock Pledge Agreement, dated as of January 31, 1995, by and between TCC and Mitchell Blatt (incorporated by reference from exhibit number 10.6 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.12 Promissory Note, dated January 31, 1995, of MCS Capital, Inc. in favor of TCC, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.7 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.13 Promissory Note, dated January 31, 1995, of Mitchell Blatt in favor of TCC, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.8 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.14 Management and Consulting Services Agreement, dated as of January 31, 1995, by and between GTCR Fund IV and TCC, subsequently terminated by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.9 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.15 Senior Management Agreement, dated as of January 31, 1995, by and between TCC, Stephen R. Kerrigan, MCS Capital, Inc. and GTCR Fund IV, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.10 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.16 Senior Management Agreement, dated as of January 31, 1995, by and between TCC, Coinmach Industries Co., L.P., Mitchell Blatt and GTCR Fund IV, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.11 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.17 Senior Management Agreement, dated January 31, 1995, by and between TCC, Coinmach Industries Co., L.P., Robert M. Doyle and GTCR Fund IV, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.12 to Coinmach's Registration Statement on Form S-1, file number 333-00620)


                                     (ii)

 EXHIBIT
  NUMBER                                    DESCRIPTION
  ------                                    -----------

  10.18 Employment Agreement, dated as of August 4, 1995, by and between Solon and John E. Denson (incorporated by reference from exhibit number 10.13 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.19 Employment Agreement, dated as of July 1, 1995, by and between Solon, Michael E. Stanky and GTCR Fund IV (incorporated by reference from exhibit number 10.14 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.20 Stock Purchase Agreement, dated as of March 7, 1995, by and among Ford Coin Laundries, Inc., Kwik Wash Laundries, Inc., Solon and the Sellers (incorporated by reference from exhibit number 10.15 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.21 Equity Purchase Agreement, dated as of July 26, 1995, between GTCR Fund IV and SAS Acquisitions Inc. ("SAS"), subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.21 to the Company's Registration Statement on Form S-1, file number 333-03587)

  10.22 Investor Purchase Agreement, dated as of July 26, 1995, among SAS, GTCR Fund IV, Heller Financial, Inc. ("Heller"), Jackson National Life Insurance Company, Jackson National Life Insurance Company of Michigan, James N. Chapman, Michael E. Marrus, President and Fellows of Harvard College, MCS Capital, Inc., Mitchell Blatt, and Michael Stanky, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.22 to the Company's Registration Statement on Form S-1, file number 333-03587)

  10.23 Executive Stock Agreement, dated as of July 26, 1995, among SAS, GTCR Fund IV, MCS Capital, Inc., Mitchell Blatt, Robert M. Doyle and Michael Stanky (with spousal consents), subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.23 to the Company's Registration Statement on Form S-1, file number 333-03587)

  10.24 Stockholders Agreement, dated as of July 26, 1995, among SAS and GTCR Fund IV, Robert M. Doyle, Heller, Jackson National Life Insurance Company, Jackson National Life Insurance Company of Michigan, James N. Chapman, Michael E. Marrus, President and Fellows of Harvard College, MCS Capital, Inc., Mitchell Blatt, and Michael Stanky (collectively, the "SAS Stockholders") (incorporated by reference from exhibit number 10.24 to the Company's Registration Statement on Form S-1, file number 333-03587)

  10.25 Registration Agreement, dated as of July 26, 1995, among SAS and each of the SAS Stockholders (incorporated by reference from exhibit number 10.25 to the Company's Registration Statement on Form S-1, file number 333-03587)

  10.26 Management and Consulting Services Agreement, dated as of July 26, 1995, between SAS and GTCR IV, L.P. (incorporated by reference from exhibit number 10.26 to the Company's Registration Statement on Form S-1, file number 333-03587)


                                     (iii)

 EXHIBIT
  NUMBER                                    DESCRIPTION
  ------                                    -----------

  10.27 Supply Agreement, dated July 26, 1995, by and among SAS, Solon and Speed Queen Company (incorporated by reference from exhibit number 10.16 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.28 Dealer Manager Agreement, dated October 20, 1995, by and among TCC, Solon, Lazard and Fieldstone Private Capital Group, L.P. (incorporated by reference from exhibit number 10.17 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.29 Purchase Agreement, dated November 15, 1995, by and among TCC, Solon and Lazard (incorporated by reference from exhibit number
               10.18 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.30 Addendum to Purchase Agreement, dated December 11, 1995, by and between Coinmach and Lazard (incorporated by reference from exhibit number 10.19 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.31 Omnibus Agreement, dated as of November 30, 1995, among SAS, Solon, TCC and each of the other parties executing a signature page thereto (the "Omnibus Agreement") (incorporated by reference from exhibit number 10.20 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.32 Credit Agreement, dated as of November 30, 1995, by and between Coinmach, as Borrower and Heller Financial, Inc. ("Heller") (incorporated by reference from exhibit number 10.21 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.33 First Amendment to Credit Agreement, dated as of December 9, 1995, by and among Coinmach, Heller, SAS, and Super Laundry Equipment Corp. (incorporated by reference from exhibit number
               10.22 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.34 Form of Note, dated November 30, 1995, of Coinmach in favor of Heller (included as an exhibit to Exhibit 10.26 hereto) (incorporated by reference from exhibit number 10.23 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.35 Pledge Agreement, dated as of November 30, 1995, by and between Coinmach and Heller (incorporated by reference from exhibit number 10.24 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.36 Guaranty, dated as of January 31, 1995, by Super Laundry Management Corp. in favor of Heller (incorporated by reference from exhibit number 10.25 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.37 Guaranty, dated as of November 30, 1995, by SLEC in favor of Heller (incorporated by reference from exhibit number 10.26 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.38 Security Agreement, dated as of November 30, 1995, by and between Coinmach and Heller (incorporated by reference from exhibit number 10.27 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

                                     (iv)

 EXHIBIT
  NUMBER                                    DESCRIPTION
  ------                                    -----------

  10.39 Security Agreement, dated as of November 30, 1995, by and between SLEC and Heller (incorporated by reference from exhibit number
               10.28 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.40 Collateral Assignment of Leases of Coinmach to Heller, dated as of November 30, 1995 (incorporated by reference from exhibit number 10.29 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.41 Collateral Assignment of Leases of SLEC to Heller, dated as of November 30, 1995 (incorporated by reference from exhibit number
               10.30 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.42 Amended and Restated Management and Consulting Services Agreement, dated as of November 30, 1995, by and between GTCR IV, LP and SAS (incorporated by reference from exhibit number 10.42 to the Company's Registration Statement on Form S-1, file number 333-03587)

  10.43 Amended and Restated Stockholders Agreement, dated as of November 30, 1995, among SAS and the signatories thereto (incorporated by reference from exhibit number 10.43 to the Company's Registration Statement on Form S-1, file number 333-03587)

  10.44        Amended and Restated 1996 Employee Stock Option Plan of the
               Company

  10.45 Reclassification Agreement among the Company and the signatures thereto, dated July 17, 1996

  10.46 Option Agreement between the Company and MCS Capital, Inc., dated July 23, 1996

  10.47 Option Agreement between the Company and Ronald S. Brody, dated July 23, 1996

  10.48 Option Agreement between the Company and James N. Chapman, dated July 23, 1996

  10.49 Option Agreement between the Company and Robert M. Doyle, dated July 23, 1996

  10.50 Option Agreement between the Company and Michael E. Stanky, dated July 23, 1996

  10.51 Option Agreement between the Company and David A. Siegel, dated July 23, 1996

  10.52 Option Agreement between the Company and R. Daniel Osborne, dated July 23, 1996

  10.53 Option Agreement between the Company and John E. Denson, dated July 23, 1996

  10.54 Waiver of Registration Rights, dated May 8, 1996 among the Company and the signatures thereto (incorporated by reference from exhibit number 10.54 to the Company's Registration Statement on Form S-1, file number 333-03587)

  10.55 Voting Agreement among the Company and the signatories thereto, dated July 23, 1996

                                      (v)

 EXHIBIT
  NUMBER                                    DESCRIPTION
  ------                                    -----------

  10.56 Termination Agreement, dated as of July 23, 1996, by and between GTCR IV, L.P. and the Company

  27.1         Financial Data Schedule


            b.  Form 8-K

                None





                                                            (vi)