Form 10-Q
period 1996-09-27
COINMACH LAUNDRY CORP
filed 1996-11-12
CIK 1013021

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 27, 1996
                                      OR

{ }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                               --------------------    --------------------.

COMMISSION FILE NUMBER 1-11907

                          COINMACH LAUNDRY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                              11-3258015
       (STATE OR OTHER JURISDICTION OF              (I. R. S. EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

          55 LUMBER ROAD, ROSLYN, NEW YORK                 11576
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (516) 484-2300

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES   X    NO     .
     ----     ----

AS OF THE CLOSE OF BUSINESS ON NOVEMBER 8, 1996, COINMACH LAUNDRY CORPORATION HAD OUTSTANDING 10,004,278 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "COMMON STOCK") AND 480,648 SHARES OF NON-VOTING CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "NON-VOTING COMMON STOCK").

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                                     INDEX


      PART I.

        Financial Information                                           Page No.
        ---------------------                                           --------

        Item 1.     Financial Statements

                    Condensed Consolidated Balance Sheets --
                    September 27, 1996 (Unaudited) and March 29, 1996        3

                    Condensed Consolidated Statements of Operations --
                    Three Months and Six Months Ended September 27,
                    1996 (Unaudited) and September 29, 1995                  4

                    Condensed Consolidated Statements of Cash Flows --
                    Six Months Ended September 27, 1996 (Unaudited)
                    and September 29, 1995                                   5

                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited)                                 6-9

        Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  10-13


      PART II.

          Other Information                                                 14
          -----------------

          Item 1.   Legal Proceedings

          Item 2.   Changes in Securities

          Item 3.   Defaults Upon Senior Securities

          Item 4.   Submission of Matters to a Vote of Security Holders.

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

          Signature Page                                                    15
          --------------

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

       PART 1.  FINANCIAL INFORMATION
                ---------------------

                ITEM 1.  FINANCIAL STATEMENTS
                -------  --------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                            (dollars in thousands)

                                                                   September 27,   March 29,
                                                                        1996          1996
                                                                   --------------  ----------
                                                                    (Unaudited)    (Audited)
       ASSETS:

          Cash and cash equivalents                                     $ 32,529    $ 19,858
          Receivables, net                                                 5,821       5,758
          Inventories                                                      5,492       4,443
          Prepaid expenses                                                 2,638       2,641
          Advance rental payments                                         22,528      20,320
          Property and equipment, less accumulated depreciation
            of $30,124 and $19,509                                        93,819      82,699
          Contract rights, less accumulated amortization
            of $13,329 and $8,925                                         63,217      59,745
          Goodwill, less accumulated amortization
            of $3,554 and $2,386                                          43,173      44,071
          Other assets, principally debt issuance costs                   11,059       9,613
                                                                        --------    --------

          Total assets                                                  $280,276    $249,148
                                                                        ========    ========

       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):

          Accounts payable                                              $  5,548    $  6,085
          Accrued commissions                                              7,982       7,380
          Accrued interest                                                 8,741       7,745
          Other accrued expenses                                           8,295       7,557
          Deferred income taxes                                           17,174      18,924
          11-3/4% Senior Notes                                           196,655     196,655
          12-3/4% Senior Notes                                             5,000       5,000
          Other long-term debt                                             2,254       1,110

          Shareholders' equity (deficit):
            Common stock and capital in excess
              of par value                                                51,273      17,903
            Notes receivable from management                                (439)       (492)
            Accumulated deficit                                          (22,207)    (18,719)
                                                                        --------    --------
          Total shareholders' equity (deficit)                            28,627      (1,308)
                                                                        --------    --------

          Total liabilities and shareholders' equity (deficit)          $280,276    $249,148
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

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                  (UNAUDITED)
                                  -----------

                             (dollars in thousands)
                             ----------------------

                                                  Three Months Ended               Six Months Ended
                                            ------------------------------  ------------------------------

                                            September 27,   September 29,   September 27,   September 29,
                                                 1996            1995            1996            1995
                                            --------------  --------------  --------------  --------------

GROSS REVENUES                                    $46,506         $43,192         $94,446         $89,719

COSTS AND EXPENSES:

     Laundry operating expenses                    31,016          30,151          63,596          62,905
     General and administrative expenses            1,082           1,233           2,123           2,351
     Depreciation and amortization                 10,382           9,272          20,192          18,423
     Stock-based compensation charge                1,460               -           1,460               -
     Restructuring expenses                             -           2,200               -           2,200
                                                  -------         -------         -------         -------
                                                   43,940          42,856          87,371          85,879
                                                  -------         -------         -------         -------

OPERATING INCOME                                    2,566             336           7,075           3,840

INTEREST EXPENSE                                     6001           6,036          12,142          11,818
                                                  -------         -------         -------         -------

LOSS BEFORE INCOME TAXES                           (3,435)         (5,700)         (5,067)         (7,978)
                                                  -------         -------         -------         -------

PROVISION (BENEFIT) FOR INCOME TAXES:
     Currently payable                                100             309             105             420
     Deferred                                      (1,300)         (1,793)         (1,750)         (2,282)
                                                  -------         -------         -------         -------
                                                   (1,200)         (1,484)         (1,600)         (1,862)
                                                  -------         -------         -------         -------
                                                  $(2,235)        $(4,216)        $(3,467)        $(6,116)
                                                  =======         =======         =======         =======

NET LOSS PER
COMMON AND COMMON
EQUIVALENT SHARES                                   $(.23)          $(.68)          $(.43)          $(.99)
                                                  =======         =======         =======         =======

  The accompanying notes are an integral part of these financial statements

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------
                             (dollars in thousands)

                                                                             Six  Months Ended
                                                                    ----------------------------------
                                                                      September 27,     September 29,
                                                                           1996              1995
                                                                    ------------------  --------------

       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                            $ (3,467)       $ (6,116)
         Adjustment to reconcile net loss to net cash
          provided by operating activities:
            Depreciation and amortization                                      20,192          18,423
            Deferred income taxes                                              (1,750)         (2,000)
            Stock-based compensation charge                                     1,460               -
         Amortization of debt discount and debt issuance                          261             735
         Increase in other assets                                              (1,216)         (1,054)
         Increase in receivables, net                                             (63)           (197)
        (Increase) decrease in inventories and prepayments                     (1,177)            930
         Decrease in accounts payable                                            (537)          ( 610)
         Increase (decrease) in accrued interest                                  996             (25)
         Increase in accrued expenses                                             688           1,980
                                                                             --------        --------

           Net cash provided by operating activities                           15,387          12,066
                                                                             --------        --------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to property and equipment                                  (12,555)         (9,545)
         Advance rental payment to location owners                             (4,872)         (3,569)
         Additions to net assets from acquired businesses                     (17,623)        (11,925)
                                                                             --------        --------

           Net cash used for investing activities                             (35,050)        (25,039)
                                                                             --------        --------
       CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt Transactions:
         Net (repayment) borrowings of bank and other borrowings                 (136)          6,126
         Deferred debt issuance costs                                             (90)              -
         Principal payments on capitalized lease obligations                     (229)           (143)
       Equity transactions:
         Proceeds from issuance of common stock                                52,017               -
         Redemption of preferred stock                                        (19,207)              -
         Dividend paid-preferred stock                                            (21)              -
         Loans to shareholders                                                      -            (154)
         Sale of common stock                                                       -           6,681
                                                                             --------        --------

           Net cash provided by financing activities                           32,334          12,510
                                                                             --------        --------

           Net increase (decrease) in cash and cash equivalents                12,671            (463)

       CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          19,858          10,774
                                                                             --------        --------

       CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 32,529        $ 10,311
                                                                             ========        ========
       SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:
         Interest paid                                                       $ 11,131          $8,478
                                                                             ========        ========

       The accompanying notes are an integral part of these financial statements.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       1.  DESCRIPTION OF BUSINESS

       Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry"), through its wholly-owned subsidiaries (collectively, the "Company"), is a leading supplier of coin-operated laundry equipment services for multi-family housing units. The Company owns and operates approximately 247,000 coin-operated washers and dryers on routes in over 26,000 locations in 28 states and the District of Columbia. Such routes are located throughout the Northeast, Mid-Atlantic, Southeast, South-Central and Midwest regions of the United States. The Company, through its wholly-owned subsidiary, Super Laundry Equipment Corp., is also a construction and laundromat equipment distribution company.

       2.  BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 1996 presentations. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year.

       In the opinion of management of the Company, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

       These unaudited condensed consolidated financial statements should be read in conjunction with the audited combined and consolidated financial statements included in Coinmach Laundry's registration statement (the "Registration Statement") on Form S-1 (No. 333-03587), including the Prospectus contained therein, dated July 17, 1996. See Note 6.a. "Equity Restructuring-Initial Public Offering".

       3.  ACCOUNTING PRONOUNCEMENTS

       Effective March 30, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of.
       The effect of adoption did not have a material impact on the Company's results of operations or financial condition for the three months and six months ended September 27, 1996.

       In October 1995, the Financial Accounting Standards Board issued Statement No.123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company has accounted for stock-based compensation awards pursuant to the provisions of Accounting Principles Board Opinion No. 25, as permitted by FAS 123, but will provide the necessary disclosure information in the Company's annual report on Form 10-K for the fiscal year ended March 28, 1997.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

       4.  LOSS PER COMMON AND COMMON EQUIVALENT SHARE

       Loss per common and common equivalent share is computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Weighted average shares outstanding were 9,742,573 and 7,980,134, respectively, for the three month and six month periods ended September 27, 1996 and 6,193,830 for each of the three month and six month periods ended September 29, 1995.

       All common share data presented in this report on Form 10-Q has been restated to reflect a reclassification of the Company's capital stock and an approximate 23-to-1 stock split, in each case, which were effected in connection with the Offering (as defined below). See Note 6.b. - "Equity Restructuring - Reclassification and Stock Split".

       5.    LONG-TERM DEBT

       Coinmach Corporation, a wholly-owned subsidiary of the Company, has long-term debt, consisting of (a) approximately $196.7 million of 11 3/4% Senior Notes due 2005, (b) $5.0 million of 12 3/4% Senior Notes due 2001 (collectively, the "Senior Notes") and (c) an availability of up to $35.0 million under a revolving credit facility which, among other items, imposes restrictions on the Company's ability to incur debt, make acquisitions and certain restricted payments, create liens, sell assets or enter into transactions with affiliates. The revolving credit facility contains covenants and agreements that are generally more restrictive than the indentures governing the Senior Notes. Also, the Senior Notes and the revolving credit facility presently limit Coinmach Corporation's ability to pay dividends. At September 27, 1996, there were no amounts outstanding under the Company's revolving credit facility.

       6.  EQUITY RESTRUCTURING

       a.   Initial Public Offering

       On July 23, 1996, Coinmach Laundry completed its initial public offering (the "Offering") of 4,120,000 shares of its Common Stock at an initial public offering price of $14.00 per share. Coinmach Laundry's Registration Statement for 4,000,000 shares of Common Stock was filed with the Securities and Exchange Commission on May 13, 1996 and subsequently declared effective on July 17, 1996. On July 18, 1996, Coinmach Laundry filed an additional registration statement on Form S-1 (No. 333-08331) with respect to the registration of an additional 120,000 shares of Common Stock, which registration statement was effective upon filing. Proceeds from the Offering were approximately $53.6 million, after underwriting discounts and commissions. After giving effect to the redemption of the Preferred Stock (as described below), net proceeds from the Offering were approximately $34.4 million, before expenses.

       In connection with the Offering, the underwriters were granted a 30-day option to purchase up to an aggregate of 618,000 additional shares of Common Stock to cover over-allotments (the "Over-Allotment Option"), which Over-Allotment Option was exercised on August 16, 1996, with respect to the purchase of an additional 63,642 shares of Common Stock.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

       6.  EQUITY RESTRUCTURING (CONTINUED)

       b.  Reclassification and Stock Split

       In connection with the Offering, Coinmach Laundry approved a reclassification (the "Reclassification") of all of its capital stock pursuant to which all seven classes of the previously issued and outstanding capital stock of Coinmach Laundry prior to the Offering were converted into a class of preferred stock, a class of voting common stock and a class of non-voting common stock. As part of the Reclassification, holders of Coinmach Laundry's Class A common stock, Class E common stock and Class F common stock immediately prior to the Offering (collectively, the "Preference Shares") received, in respect of such Preference Shares, shares of Common Stock and shares of Series A preferred stock, par value $.01 per share (the "Preferred Stock") representing an amount equal to the sum of: (a) preferred dividends on such Preference Shares in an amount equal to the accrued yield (at a rate of 8% per annum, compounded quarterly) on the original investment in such Preference Shares through July 23, 1996; and (b) an amount equal to the original investment in such Preference Shares. Holders of Preference Shares who were members of the Company's management received an aggregate of 28,425 shares of Common Stock, and holders of the Preference Shares who were not members of the Company's management received an aggregate of 1,000 shares of Preferred Stock.

       In connection with the Reclassification, Coinmach Laundry also approved an approximate 23-to-1 stock split (the "Stock Split") payable to shareholders of record of Coinmach Laundry on July 12, 1996.

       c.  Redemption of Preferred Stock

       Immediately following the Offering, approximately $19.2 million of the proceeds of the Offering were used by the Company to retire all of the issued and outstanding shares of Preferred Stock.

       7.  RELATED PARTY TRANSACTIONS

       Prior to the Offering, Coinmach Laundry issued an additional 79,029 shares of its Class B common stock to certain members of management, which shares were purchased through loans made by the Company aggregating approximately $56,000. The difference between the estimated fair market value of such stock (which management estimates to be 85% of the initial offering price of the Common Stock in the Offering) and the amount paid for such stock was approximately $887,000 and has been accounted for by the Company as a stock-based compensation charge. In addition, approximately $103,000 of receivables outstanding at June 28, 1996 relating to loans to management in connection with the purchase of common stock of the Company were forgiven and has been accounted for by the Company as a stock-based compensation charge.

       On July 23, 1996, in connection with the Offering, Coinmach Laundry granted certain non-qualified options (the "Options") to purchase up to 735,618 shares of Common Stock at 85% of the initial offering price of the Common Stock in the Offering to certain members of management and other individuals (collectively, the "Option Holders") pursuant to the terms and conditions of option agreements entered into among Coinmach Laundry and the Option Holders, dated July 23, 1996 (the "Option Agreements"). On September 17, 1996, for the purpose of preserving the percentage interest of issued and outstanding Common Stock on a fully diluted basis represented by the Options (which percentage interest was decreased as a result of the exercise of the Over-Allotment Option), Coinmach Laundry granted additional non-qualified stock options to purchase up to 3,819 shares of Common Stock to each of the Option Holders (the "Additional Options"). The Additional Options are subject to the terms and conditions of the Option Agreements as amended by that certain Omnibus

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) ( continued)

       7.  RELATED PARTY TRANSACTIONS (CONTINUED)

       Amendment to Option Agreements, dated September 27, 1996. The Options and Additional Options vest in five equal annual installments commencing as of July 23, 1996, the effective date of the Offering. With respect to Options and Additional Options granted to employees of the Company, the Company will record the difference between the exercise price and the $14.00 initial offering price of Common Stock in the Offering as a stock-based compensation charge over the applicable four-year vesting period.

       On September 17, 1996, Coinmach Laundry granted to Dr. Arthur B. Laffer and Mr. Stephen G. Cerri, each of whom was appointed by the Board of Directors of Coinmach Laundry on such date to serve, as independent directors, options entitling each such director to purchase up to 60,000 shares of Common Stock (the "Independent Director Options"). The Independent Director Options vest in four equal annual installments, commencing on September 17, 1996, and entitle each such director to purchase shares of Common Stock at $14.00 per share, the initial public offering price of the Common Stock in the Offering. The Independent Director Options are subject to the terms and conditions of option agreements entered into by Coinmach Laundry and such directors and expire on September 17, 2006. The Company will record the difference between the exercise price of the Independent Director Options and the fair market value of the Common Stock on September 17, 1996 as a stock-based compensation charge over the applicable three-year vesting period.

       For the three months ended September 27, 1996, the Company has recorded a stock-based compensation charge of approximately $470,000 relating to the Options, the Additional Options and the Independent Director Options.

       8. GRANT OF STOCK OPTIONS UNDER COINMACH LAUNDRY'S EMPLOYEE STOCK OPTION PLAN.

       On August 8, 1996, Coinmach Laundry granted non-qualified options to purchase up to 181,250 shares of Common Stock (the "Plan Options") pursuant to Coinmach Laundry's Second Amended and Restated 1996 Employee Stock Option Plan (the "Stock Option Plan") to certain members of management and other employees of the Company (collectively, the "Plan Option Holders"). The Plan Options are subject to the terms and conditions of the Stock Option Plan and to the terms and conditions of the individual option agreements entered into in accordance with the Stock Option Plan among Coinmach Laundry and each of the Plan Option Holders, dated as of August 8, 1996. The Plan Options vest in five equal annual installments commencing on August 8, 1996, and entitle each Plan Option Holder to purchase shares of Common Stock at an exercise price equal to the per share fair market value of the Common Stock on the date of grant. The Stock Option Plan provides for the issuance of options to purchase 1,109,147 shares of Common Stock, representing approximately 9% of Coinmach Laundry's issued and outstanding Common Stock and Non-Voting Common Stock. The Stock Option Plan is administered by the Plan Administration Committee, a committee of the Board of Directors of the Company comprised solely of disinterested directors.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       -------  ---------------------------------------------------------------
                RESULTS OF OPERATIONS
                ---------------------

       Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties discussed below, as well as the other risks set forth in the Registration Statement.

       GENERAL
       -------

       The Company, through its operating subsidiaries, is principally engaged in supplying coin-operated laundry equipment services for multi-family housing units in 28 states and the District of Columbia located throughout the Northeast, Mid-Atlantic, Southeast, South-Central and Midwest regions of the United States. The most significant revenue source is derived from its routes, which are comprised of approximately 26,000 locations containing over 247,000 coin-operated washing machines and dryers. The Company provides coin-operated laundry equipment services to locations by leasing designated laundry rooms in buildings on a long-term basis.

       The Company, through its operating subsidiary, also owns and operates Super Laundry Equipment Corp. ("Super Laundry"). Super Laundry's business consists of constructing complete turnkey laundromat retail stores, retrofitting existing laundromat retail stores, distributing exclusive and non-exclusive lines of commercial coin and non-coin machines and parts, and selling service contracts.

       RESULTS OF OPERATIONS
       ---------------------

       The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited combined and consolidated financial statements and notes thereto for the six month transition period ended March 29, 1996, which are included in Coinmach Laundry's Registration Statement.

       COMPARISON OF THE THREE MONTHS AND SIX MONTH PERIODS ENDED SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995.

       Gross revenues increased by approximately 8% and 5%, respectively, for the three month and six month periods ended September 27, 1996, as compared to gross revenues for the prior year's corresponding periods. The improvement in gross revenues for the three month and six month periods consisted primarily of increased route revenues resulting substantially from the acquisition in April 1996 of the route business of Allied Laundry Equipment Company (the "Allied Acquisition") located in the Midwest region and by a slight increase in distribution revenues from Super Laundry. During the six months ended September 29, 1995, the Company's machine base declined by approximately 2,500 machines, primarily due to capital constraints, but increased by approximately 3,800 machines during the six months ended September 27, 1996 (excluding the machines added from the Allied Acquisition). This favorable trend is primarily the result of a reorganization of the field management team and additional capital resources provided by Coinmach Corporation's issuance of its 11 3/4% Senior Notes due 2005.

       Laundry operating expenses increased by approximately 3% and 1%, respectively, for the three month and six month periods ended September 27, 1996, as compared to the prior year's corresponding periods. The increase was due primarily to an increase in laundry operating expenses related to the Allied Acquisition in the Midwest region as well as an increase in the cost of sales related to Super Laundry's increased sales volume. Such increase in laundry operating expenses was substantially offset by a reduction in expenses primarily related to the implementation of cost savings programs in the Company's field operations and consolidation of certain operating regions.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       -------  ---------------------------------------------------------------
                RESULTS OF OPERATIONS (continued)
                ---------------------

       RESULTS OF OPERATIONS (continued)
       ---------------------

       General and administrative expenses decreased by approximately 12% and 10%, respectively, for three month and six month periods ended September 27, 1996, as compared to the prior year's corresponding periods, due primarily to the consolidation of the Company's corporate staff into its existing facility in Roslyn, New York on September 29, 1995.

       Depreciation and amortization increased by approximately 12% and 10%, respectively, for the three month and six month periods ended September 27, 1996, as compared to the prior year's corresponding periods, due primarily to the acquisition of the Midwest region route business in April 1996, as well as an increase in capital expenditures resulting from the elimination of capital constraints subsequent to September 29, 1995.

       The Company incurred one-time restructuring costs of approximately $2.2 million in the three months ended September 29, 1995, to cover severance payments to certain of its management, administrative and regional personnel, costs to relocate certain financial and administrative functions to Roslyn, New York, costs to integrate certain financial and operating systems, and costs related to the consolidation of certain of its regional offices.

       Prior to the Offering, Coinmach Laundry had issued an additional 79,029 shares of its Class B common stock to certain members of management. The difference between the estimated fair market value of such stock (estimated by management to be 85% of the initial offering price of the Common Stock in the Offering) and the amount paid for such stock was approximately $.9 million and has been recorded by the Company as a stock-based compensation charge. In addition, approximately $103,000 of receivables relating to loans to management in connection with the purchase of common stock of Coinmach Laundry were forgiven and has been recorded by the Company as a stock-based compensation charge.

       The Company also granted to management and certain other individuals options to purchase certain shares of Common Stock at 85% of the initial offering price of the Common Stock in the Offering. With respect to such options granted to its employees, the Company will record such 15% discount as a stock-based compensation charge over the applicable four year vesting period. The Company also granted to two of its disinterested directors options to purchase certain shares of Common Stock. The Company will record the difference between the exercise price of the such options and the fair market value of the Common Stock on the date of grant as a stock-based compensation charge over the applicable three-year vesting period. During the three months ended September 27, 1996, the Company recorded a stock-based compensation charge of approximately $.5 million relating to the foregoing options.

       As a result of the above, operating income margins improved to approximately 6% and 7%, respectively, for the three month and six month periods ended September 27, 1996, as compared to approximately 1% and 4%, respectively, for the three month and six month periods ended September 29, 1995.

       Interest expense decreased by approximately 1% for the three month period ended September 27, 1996, but increased by approximately 3% for the six month period ended September 27, 1996, as compared to the prior year's corresponding periods. The increase for the six month period was due primarily to the incurrence of debt resulting from the Company's refinancing in November 1995. Offsetting this increase in interest expense was the decrease in the effective interest rate as the result of such refinancing, as well as interest income earned on excess cash balances generated from the net proceeds from the Offering.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       -------  ---------------------------------------------------------------
                RESULTS OF OPERATIONS (continued)
                ---------------------

       RESULTS OF OPERATIONS (continued)
       ---------------------

       EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization) was approximately $28.7 million (before deduction for the stock-based compensation charges) for the six months ended September 27, 1996, compared to approximately $24.5 million (before deduction for restructuring costs) for the corresponding period in 1995, representing an improvement of approximately 17%. EBITDA margins improved to approximately 30% for the six months ended September 27, 1996, compared to approximately 27% for the corresponding period in 1995. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, potential future increases in debt or capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

       The Company's effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before income taxes as a result of state taxes and permanent book/tax differences (largely goodwill amortization).

       LIQUIDITY AND CAPITAL RESOURCES
       -------------------------------

       The Company continues to have substantial indebtedness and debt service requirements. At September 27, 1996, the Company had outstanding long-term debt of approximately $203.9 million and shareholders' equity of approximately $28.6 million.

       The Company's level of indebtedness will have several important effects on its future operations, including the following: (a) a significant portion of the Company's cash flow from operations will be required to pay interest on its indebtedness and will not be available for other purposes; (b) financial covenants contained in certain of the agreements governing the Company's indebtedness will require the Company to meet certain financial tests and limit its ability to borrow additional funds or to dispose of assets; (c)the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, and general corporate purposes may be impaired; and (d) the Company's ability to adapt to changes in the coin-operated laundry equipment services industry and to economic conditions in general could be limited. At September 27, 1996, there was no amount outstanding under the Company's revolving credit facility.

       The expenses of the Company include significant amounts of depreciation and amortization (approximately $20.2 million for the six months ended September 27, 1996) which have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods of up to 15 years. Although such accounting treatment has a favorable effect on operating cash flow by reducing taxes, it also reduces net income. The Company expects to continue such practice with future acquisitions, so as to maximize cash flows through the recognition of related smaller net income caused by the increased amortization. Such a practice will be employed until the purchase price has been fully amortized.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       -------  ---------------------------------------------------------------
                RESULTS OF OPERATIONS (continued)
                ---------------------

       LIQUIDITY AND CAPITAL RESOURCES (continued)
       -------------------------------

       The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the six months ended September 27, 1996 were approximately $35.1 million. Of such amount, the Company spent approximately $17.6 million on the acquisition of related businesses, including the Allied Acquisition and approximately $4.3 million related to the net increase in the machine base. The balance was used to maintain the existing machine base and for general corporate purposes. The effect of incremental increases in revenues and EBITDA generated from capital expended on acquisitions and the net increase in the machine base may not be reflected in the financial results until subsequent reporting periods, depending on the timing of the capital expended.

       The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. In connection with certain of the financing agreements governing the Company's indebtedness, Coinmach Corporation is required to make semi-annual cash interest payments on the Senior Notes and will be required to make monthly interest payments under the revolving credit facility. Management believes that the Company's future operating activities will generate sufficient cash flow to repay borrowings under the Senior Notes and the revolving credit facility or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indentures governing the Senior Notes or in the revolving credit facility could result in an acceleration of the amounts due thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms, if at all, or on terms permitted under the Company's revolving credit facility or the indentures governing the Senior Notes.

       In July 1996, Coinmach Laundry used approximately $5.0 million of the net proceeds from the Offering to repay amounts borrowed under the Company's revolving credit facility. The balance of such net proceeds are currently invested in short-term, investment grade, interest-bearing securities, certificates of deposit or direct or guaranteed obligations of the United States. The Company has not yet determined the specific uses for the balance of the net proceeds of the Offering. As part of its business strategy, the Company will continue to evaluate opportunities to acquire local, regional and multi-regional route businesses. There can be no assurance that the Company will find attractive acquisition candidates or effectively manage the integration of acquired businesses into its existing business.

       INFLATION AND SEASONALITY
       -------------------------

       In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation, and the effects of inflation may be experienced by the Company in future periods. Management believes that such effects have not been nor will be material to the Company. The Company's business generally is not seasonal.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

       PART II.  OTHER INFORMATION
                 -----------------

       ITEM 1.   LEGAL PROCEEDINGS

                 From time to time, the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Although the amount of any liability that could arise with respect to these actions can not be accurately predicted, management believes that any such liability, individually or in the aggregate, will not have a material adverse effect on the financial condition and results of operations of the Company.

       ITEM 2.   CHANGES IN SECURITIES

                 None

       ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                 Not applicable

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

       ITEM 5.  OTHER INFORMATION

                On September 17, 1996, the Board of Directors of the Company (the "Board"): (i) appointed Dr. Arthur B. Laffer and Mr. Stephen G. Cerri to serve as directors on the Board and to serve on the Company's Audit and Compensation Committees; (ii) approved the grant of the Independent Director Options; (iii) approved an amendment to the Stock Option Plan to increase the aggregate number of shares of Common Stock subject to the Stock Option Plan from 1,103,419 to 1,109,147; and (iv) approved the grant of the Additional Options. See Note 7 to the Notes to Condensed Consolidated Financial Statements included in this Report.

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)   3.1  Third Amended and Restated By-laws

                     10.1 Second Amended and Restated 1996 Employee Stock Option Plan of Coinmach Laundry

                     10.2 Form of Option Agreement Relating to the Second Amended and Restated 1996 Employee Stock Option Plan

                     10.3 Omnibus Amendment to Option Agreements, dated as of September 17, 1996, by and among Coinmach Laundry, MCS Capital, Inc., Ronald S. Brody, James N. Chapman, Robert M. Doyle, Michael E. Stanky, David E. Siegel,
                           R. Daniel Osborne, John E. Denson, James McDonnell, Russell Harrison, Charles Prato and Michael E. Marrus

                     10.4 Option Agreement, dated as of September 17, 1996, by and between Coinmach Laundry and Arthur B. Laffer

                     10.5 Option Agreement, dated as of September 17, 1996, by and between Coinmach Laundry and Stephen G. Cerri

                     27.1  Financial Data Schedule

                (b) No reports on Form 8-K were filed by the Company during the three months ended September 27 , 1996.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

          SIGNATURES
          ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COINMACH LAUNDRY CORPORATION


       Date: November 8, 1996            /s/   Robert M. Doyle
                                         --------------------------------------
                                         Robert M. Doyle
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (On behalf of registrant and as
                                         Principal Financial Officer)