Form 10-Q
period 1996-12-27
COINMACH LAUNDRY CORP
filed 1997-02-07
CIK 1013021

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED DECEMBER 27, 1996

                                       OR

{_}  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM _________ TO ___________.


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

YES   X    NO
     ----     ----.


AS OF THE CLOSE OF BUSINESS ON FEBRUARY 6, 1997, COINMACH LAUNDRY CORPORATION HAD OUTSTANDING 10,004,278 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "COMMON STOCK"), AND 480,648 SHARES OF NON-VOTING CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "NON-VOTING COMMON STOCK").

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                                     INDEX

PART I.

   Financial Information                                              Page No.
   ---------------------                                              --------

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets--
             December 27, 1996 (Unaudited) and March 29, 1996            3

             Condensed Consolidated Statements of Operations
              (Unaudited)--
             Three Months and Nine Months Ended December 27, 1996
             and December 29, 1995                                       4

             Condensed Consolidated Statements of Cash Flows
              (Unaudited) --
             Nine Months Ended December 27, 1996
             and December 29, 1995                                       5

             Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                6-10

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        11-15

PART II.

   Other Information                                                    16-17
   -----------------

   Item 1.   Legal Proceedings

   Item 2.   Changes in Securities

   Item 3.   Defaults Upon Senior Securities

   Item 4.   Submission of Matters to a Vote of Security Holders

   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K

   Signature Page                                                       18
   --------------

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

         PART 1.  FINANCIAL INFORMATION
                  ---------------------

         ITEM 1.  FINANCIAL STATEMENTS
         -------  --------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                             (dollars in thousands)

                                                                             December 27,    March 29,
                                                                                1996           1996
                                                                           -------------- -------------
                                                                            (Unaudited)     (Audited)
ASSETS:
  Cash and cash equivalents                                                    $ 23,581    $ 19,858
  Receivables, net                                                                6,491       5,758
  Inventories                                                                     6,642       4,443
  Prepaid expenses                                                                2,667       2,641
  Advance rental payments                                                        23,633      20,320
  Property and equipment, less accumulated depreciation
    of $35,584 and $19,509                                                       96,854      82,699
  Contract rights, less accumulated amortization
    of $15,528 and $8,925                                                        61,019      59,745
  Goodwill, less accumulated amortization
    of $4,139 and $2,386                                                         42,588      44,071
  Other assets                                                                   10,232       9,613
                                                                               --------    --------
  Total assets                                                                 $273,707    $249,148
                                                                               ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
  Accounts payable                                                             $  7,461    $  6,085
  Accrued commissions                                                             6,408       7,380
  Accrued interest                                                                3,102       7,745
  Other accrued expenses                                                          8,721       7,557
  Deferred income taxes                                                          16,374      18,924
  11-3/4% Senior Notes                                                          196,655     196,655
  12-3/4% Senior Notes                                                            5,000       5,000
  Other long-term debt                                                            2,327       1,110

  Shareholders' equity (deficit):
   Common stock and capital in excess
     of par value                                                                51,732      17,903
   Notes receivable from management                                                (439)       (492)
   Accumulated deficit                                                          (23,634)    (18,719)
                                                                               --------    --------
  Total shareholders' equity (deficit)                                           27,659      (1,308)
                                                                               --------    --------
  Total liabilities and shareholders' equity (deficit)                         $273,707    $249,148
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

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------
                             (dollars in thousands)

                                               Three Months Ended             Nine Months Ended
                                          ----------------------------  -----------------------------
                                          December 27,   December 29,   December 27,   December  29,
                                              1996           1995           1996            1995
                                          -------------  -------------  -------------  --------------

GROSS REVENUES                                 $48,759       $ 44,772       $143,205        $134,491

COSTS AND EXPENSES:
           Laundry operating expenses           32,886         30,549         96,482          93,454
           General and administrative            1,147            810          3,270           3,161
            expenses
           Depreciation and amortization        10,389          9,288         30,581          27,711
           Stock-based compensation                460              -          1,920               -
            charge
           Restructuring expenses                    -              -              -           2,200
                                               -------       --------       --------        --------
                                                44,882         40,647        132,253         126,526
                                               -------       --------       --------        --------

OPERATING INCOME                                 3,877          4,125         10,952           7,965

INTEREST EXPENSE, NET                            6,004          5,868         18,146          17,686
                                               -------       --------       --------        --------

LOSS BEFORE INCOME TAXES                        (2,127)        (1,743)        (7,194)         (9,721)
                                               -------       --------       --------        --------

PROVISION (BENEFIT) FOR INCOME TAXES:
           Currently payable                       100            586            250           1,006
           Deferred                             (  800)        (1,015)        (2,550)         (3,297)
                                               -------       --------       --------        --------
                                                (  700)          (429)        (2,300)         (2,291)
                                               -------       --------       --------        --------
LOSS BEFORE EXTRAORDINARY ITEM                  (1,427)        (1,314)        (4,894)         (7,430)

EXTRAORDINARY ITEM, NET OF INCOME
    TAXES OF $5,305                                  -         (8,828)             -          (8,828)
                                               -------       --------       --------        --------

NET LOSS                                       $(1,427)      $(10,142)      $ (4,894)       $(16,258)
                                               =======       ========       ========        ========

NET LOSS PER COMMON
AND COMMON EQUIVALENT SHARES
     Before Extraordinary item                   $(.14)      $   (.21)         $(.56)       $  (1.20)
     Extraordinary item                              -          (1.42)             -           (1.42)
                                               -------       --------       --------        --------
NET LOSS PER SHARE                               $(.14)      $  (1.63)         $(.56)       $  (2.62)
                                               =======       ========       ========        ========

The accompanying notes are an integral part of these financial statements.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                  (UNAUDITED)
                                  -----------
                             (dollars in thousands)

                                                Nine Months Ended
                                                ------------------
                                          December 27,      December 29,
                                              1996              1995
                                          -------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                  $ (4,894)           $(16,258)
    Adjustment to reconcile net loss to
     net cash provided by operating
     activities:
    Depreciation and amortization               30,581              27,711
    Deferred income taxes                       (2,550)             (3,297)
    Extraordinary item                               -               8,828
    Stock-based compensation charge              1,920                   -
Amortization of debt discount and debt
 issuance                                          465               1,065
Decrease (increase) in other assets                366              (1,409)
Increase in receivables, net                      (733)               (440)
Decrease in accrued interest                    (4,643)             (2,419)
(Increase) decrease in inventories and
 prepayments                                    (2,225)                160
Increase (decrease) in accounts payable          2,067                (152)
(Decrease) increase in accrued expenses           (770)              1,695
                                              --------            --------
          Net cash provided by
           operating activities                 19,584              15,484
                                              --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment         (19,618)            (14,571)
   Advance rental payments to location
    owners                                      (7,455)             (5,595)
   Additions to net assets related to
    acquisitions                               (20,615)            (11,925)
                                              --------            --------
          Net cash used for investing
           activities                          (47,688)            (32,091)
                                              --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt transactions:
   Net repayments of bank and other
    borrowings                                    (249)            (41,335)
   Deferred debt issuance costs                   (365)             (4,779)
   Proceeds from issuance of 11  3/4%
    Senior Notes                                     -              65,835
   Principal payments on capitalized
    lease obligations                             (378)               (143)
   Debt extinguishment costs                         -                (751)
Equity transactions:
   Proceeds from issuance of common
    stock                                       52,047                   -
   Redemption of preferred stock               (19,207)                  -
   Dividend paid-preferred stock                   (21)                  -
   Loans to shareholders                             -                (154)
   Sale of common stock                              -               6,681
                                              --------            --------
          Net cash provided by
           financing activities                 31,827              25,354
                                              --------            --------
          Net increase in cash and cash
           equivalents                           3,723               8,747

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                         19,858              10,774
                                              --------            --------

CASH AND CASH EQUIVALENTS, END OF PERIOD      $ 23,581            $ 19,521
                                              ========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Interest paid                              $ 22,760            $ 18,803
                                              ========            ========

The accompanying notes are an integral part of these financial statements.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   DESCRIPTION OF BUSINESS

Coinmach Laundry Corporation ("Coinmach Laundry"), a Delaware corporation, through its wholly-owned subsidiaries (collectively, the "Company"), is a leading supplier of coin-operated laundry equipment services for multi-family housing units. Giving effect to the Kwik Wash Acquisition (as hereinafter defined), the Company owns and operates approximately 320,000 coin-operated washers and dryers on routes in over 30,000 locations in 30 states and the District of Columbia. Such routes are located throughout the Northeast, Mid-Atlantic, Southeast, South-Central and Midwest regions of the United States.
The Company, through its wholly-owned subsidiary, Super Laundry Equipment Corp., a New York corporation ("Super Laundry"), is also a construction and laundromat equipment distribution company. On January 8, 1997, Coinmach Corporation ("Coinmach"), a wholly-owned subsidiary of Coinmach Laundry, completed the acquisition of the route and laundromat business of Kwik Wash Laundries L.P., for an aggregate purchase price of $140 million (the "Kwik Wash Acquisition"). See Note 9, "Subsequent Events". The Kwik Wash Acquisition does not affect the results of operations for the three and nine month periods ended December 27, 1996.

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

3.   ACCOUNTING PRONOUNCEMENTS

Effective March 30, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (continued)

3.   ACCOUNTING PRONOUNCEMENTS (continued)

disposed of. The effect of adoption did not have a material impact on the Company's results of operations or financial condition for the three months and nine months ended December 27, 1996.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company has accounted for stock-based compensation awards pursuant to the provisions of Accounting Principles Board Opinion No. 25, as permitted by FAS 123, but will provide the necessary disclosure information in the Company's annual report on Form 10-K for the fiscal year ended March 28, 1997.

4.   LOSS PER COMMON AND COMMON EQUIVALENT SHARE

Loss per common and common equivalent share is computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Weighted average shares outstanding were 10,453,105 and 8,815,065, respectively, for the three month and nine month periods ended December 27, 1996 and 6,193,830 for each of the three month and nine month periods ended December 29, 1995.

All common share data presented in this report on Form 10-Q has been restated to reflect a reclassification of the Company's capital stock and an approximate 23-to-1 stock split, in each case, which were effected in connection with the Offering (as defined below). See Note 6.b. - "Equity Restructuring - Reclassification and Stock Split".

5.   LONG-TERM DEBT

At December 27, 1996, Coinmach had long-term debt consisting of (a) approximately $196.7 million of 11 3/4% Senior Notes due 2005, (b) $5.0 million of 12 3/4% Senior Notes due 2001 (collectively, the "Senior Notes") and (c) an availability of up to $35.0 million under a revolving credit facility which, among other items, imposed restrictions on the Company's ability to incur debt, make acquisitions and certain restricted payments, create liens, sell assets or enter into transactions with affiliates. The revolving credit facility contained covenants and agreements that were generally more restrictive than the indentures governing the Senior Notes. Also, the Senior Notes and the revolving credit facility limited Coinmach's ability to pay dividends. At December 27, 1996, there were no amounts outstanding under the Company's then existing revolving credit facility.

On January 8, 1997, the Company replaced its existing revolving credit facility with a new senior financing facility, which facility was used in part to fund the Kwik Wash Acquisition and support the Company's acquisition strategy.

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

In connection with the Offering, the underwriters were granted a 30-day option to purchase up to an aggregate of 618,000 additional shares of Common Stock to cover over-allotments (the "Over-Allotment Option"), which Over-Allotment Option was exercised on August 16, 1996 with respect to the purchase of an additional 63,642 shares of Common Stock.

Proceeds from the Offering were approximately $54.5 million (after giving affect to the Over-Allotment Option), after underwriting discounts and commissions. After giving effect to the redemption of the Preferred Stock (as described below), proceeds from the Offering were approximately $35.3 million, before expenses.

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

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (continued)

7.   RELATED PARTY TRANSACTIONS

Prior to the Offering, Coinmach Laundry issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management, which shares were purchased through loans made by the Company aggregating approximately $56,000. The difference between the estimated fair market value of such stock (which management believes, based upon discussions with its financial advisors to be approximately 85% of the initial offering price of the Common Stock) and the amount paid for such stock was approximately $887,000, and such difference has been accounted for as a stock-based compensation charge. In addition, approximately $103,000 of outstanding receivables relating to loans to management in connection with prior purchases of Coinmach Laundry's common stock were forgiven and have been accounted for as a stock-based compensation charge.

On July 23, 1996, in connection with the Offering, Coinmach Laundry granted certain non-qualified options (the "Options") to certain members of management and other individuals (collectively, the "Option Holders") to purchase up to 735,618 shares of Common Stock at 85% of the initial offering price of the Common Stock. On September 17, 1996, for the purpose of preserving the Option Holders' percentage interest of Common Stock represented by the Options (which percentage interest was decreased as a result of the exercise of the Over-Allotment Option), Coinmach Laundry granted to the Option Holders additional non-qualified stock options to purchase up to 3,819 shares of Common Stock (the "Additional Options"). The Options and Additional Options vest in equal annual installments (20% vest immediately on the date of grant and the remainder over a four year period) commencing on July 23, 1996, the effective date of the Offering. With respect to Options and Additional Options granted to employees of the Company, the Company will record the difference between the exercise price and the initial offering price of Common Stock as a stock-based compensation charge over the applicable four year vesting period.

On September 17, 1996, Coinmach Laundry granted to Dr. Arthur B. Laffer and Mr. Stephen G. Cerri, each of whom was appointed by the Board of Directors of Coinmach Laundry on such date to serve as independent directors, options entitling each such director to purchase up to 60,000 shares of Common Stock (the "Independent Director Options"). The Independent Director Options vest in equal annual installments (25% vest immediately on the date of grant and the remainder over a three year period), commencing on September 17, 1996, and entitle each such director to purchase shares of Common Stock at the initial public offering price of the Common Stock. The Company will record the difference between the exercise price of the Independent Director Options and the fair market value of the Common Stock on September 17, 1996 as a stock-based compensation charge over the applicable three year vesting period.

For the nine months ended December 27, 1996, the Company has recorded a stock-based compensation charge of approximately $930,000 relating to the Options, the Additional Options and the Independent Director Options.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (continued)

8.   GRANT OF STOCK OPTIONS UNDER COINMACH LAUNDRY'S EMPLOYEE STOCK OPTION PLAN.

On August 8, 1996, Coinmach Laundry granted non-qualified options to purchase up to 181,250 shares of Common Stock (the "Plan Options") pursuant to Coinmach Laundry's Second Amended and Restated 1996 Employee Stock Option Plan (the "Stock Option Plan") to certain members of management and other employees of the Company (collectively, the "Plan Option Holders"). The Plan Options vest in five equal annual installments commencing on August 8, 1996, and entitle each Plan Option Holder to purchase shares of Common Stock at an exercise price equal to the per share fair market value of the Common Stock on the date of grant.
The Stock Option Plan provides for the issuance of options to purchase 1,109,147 shares of Common Stock, representing approximately 9% of Coinmach Laundry's issued and outstanding Common Stock and Non-Voting Common Stock. The Stock Option Plan is administered by the Plan Administration and Compensation Committee, a committee of the Board of Directors of the Company comprised solely of disinterested directors.

9.   SUBSEQUENT EVENTS

On January 8, 1997, pursuant to the terms and conditions of a Stock Purchase Agreement, dated November 25, 1996 (the "Kwik Wash Purchase Agreement"), Coinmach completed the Kwik Wash Acquisition pursuant to which Coinmach acquired 100% of the outstanding voting securities of each of KWL, Inc. ("KWL"), a Nevada corporation, and Kwik-Wash Laundries, Inc. ("Kwik Wash"), a Nevada corporation, for $125 million in cash and a $15 million promissory note issued by Coinmach Laundry. KWL and Kwik Wash are the sole partners of Kwik Wash Laundries, L.P. (the "Partnership"), a Texas limited partnership. The Partnership, based in Dallas, Texas, provides coin-operated laundry equipment services to multi-family dwellings in Texas, Louisiana, Arkansas and Oklahoma and operates approximately 150 laundromat stores throughout Texas. Upon consummation of the Kwik Wash Acquisition, KWL, Kwik Wash and the Partnership merged with and into Coinmach.

Concurrently with the Kwik Wash Acquisition, Coinmach also entered into a new senior financing arrangement with Bankers Trust Company, First Union National Bank of North Carolina and Lehman Commercial Paper, Inc. (the "New Credit Facility"), replacing the Company's existing credit facility. The New Credit Facility consists of term loans of $130 million and a revolving credit facility of $70 million. The New Credit Facility was used in part to fund the Kwik Wash Acquisition and will provide financing to support Coinmach's acquisition strategy.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Registration Statement.

GENERAL
-------

The Company, through its operating subsidiaries, is principally engaged in supplying coin-operated laundry equipment services to multi-family housing units in 30 states and the District of Columbia located throughout the Northeast, Mid-Atlantic, Southeast, South-Central and Midwest regions of the United States.
The most significant revenue source is derived from its routes, which, giving effect to the Kwik Wash Acquisition, are comprised of approximately 30,000 locations containing over 320,000 coin-operated washing machines and dryers.
The Company provides coin-operated laundry equipment services to locations by leasing designated laundry rooms in buildings on a long-term basis.

The Company, through its operating subsidiary, also owns and operates Super Laundry. Super Laundry's business consists of constructing complete turnkey laundromat retail stores, retrofitting existing laundromat retail stores, distributing exclusive and non-exclusive lines of commercial coin and non-coin laundry machines and parts, and selling service contracts.

RESULTS OF OPERATIONS
---------------------

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited combined and consolidated financial statements and notes thereto for the six month transition period ended March 29, 1996, which are included in the Registration Statement.

COMPARISON OF THE THREE MONTH AND NINE MONTH PERIODS ENDED DECEMBER 27, 1996 AND DECEMBER 29, 1995.

Gross revenues increased by approximately 9% and 6%, respectively, for the three month and nine month periods ended December 27, 1996, as compared to the prior year's corresponding periods. The improvement in gross revenues for the three month and nine month periods consisted primarily of increased route revenues resulting from internal expansion, the acquisition of the route business of Allied Laundry Equipment Company (the "Allied Acquisition") located in the Midwest, and an increase in distribution revenues from Super Laundry. During the nine months ended December 29, 1995, the Company's machine base declined by approximately 2,000 machines, primarily due to capital constraints, but increased by approximately 5,400 machines during the nine months ended December 27, 1996 (excluding the machines added from the Allied Acquisition).

Laundry operating expenses increased by approximately 8% and 3%, respectively, for the three month and nine month periods ended December 27, 1996, as compared to the prior year's corresponding periods. The increase was due primarily to an increase in laundry operating expenses related to the Allied Acquisition as well as an increase in the cost of sales related to Super Laundry's increased sales volume. Such increase in laundry operating expenses

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)
---------------------

was substantially offset by a reduction in expenses primarily related to the implementation of cost savings programs in the Company's field operations and the consolidation of certain operating regions.

General and administrative expenses increased by approximately $.3 million and $.1 million, respectively, for the three month and nine month periods ended December 27, 1996, as compared to the prior year's corresponding periods, due to increased expenses associated with the Company's recent growth; specifically, a focus on new business opportunities, investor relations and systems development, but offset substantially during the nine month period by the consolidation of the Company's corporate staff into its existing facility in Roslyn, New York on September 29, 1995.

Depreciation and amortization increased by approximately 12% and 10%, respectively, for the three month and nine month periods ended December 27, 1996, as compared to the prior year's corresponding periods, due primarily to the Allied Acquisition and an increase in capital expenditures resulting from the elimination of capital constraints subsequent to September 29, 1995.

The Company incurred one-time restructuring costs of approximately $2.2 million during the three months ended September 29, 1995, to cover severance obligations to certain personnel, costs to relocate certain corporate functions to Roslyn, New York, costs related to systems integration, and expenses related to the consolidation of certain of its regional offices. In addition, during the three months ended December 29, 1995, the Company incurred costs of approximately $8.8 million, net of income taxes, related to the extinguishment of debt in connection with the November 1995 refinancing of the Company's indebtedness.

Prior to the Offering, Coinmach Laundry issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management. The difference between the estimated fair market value of such stock (estimated by management, based on discussions with its financial advisors to be 85% of the initial offering price of the Common Stock) and the amount paid for such stock was approximately $887,000 and has been recorded as a stock-based compensation charge. In addition, approximately $103,000 of receivables relating to loans to management in connection with prior purchases of Coinmach Laundry's common stock were forgiven and have been recorded as a stock-based compensation charge.

The Company also granted Options to management and certain other individuals to purchase shares of Common Stock at a 15% discount to the initial offering price of the Common Stock. With respect to such options granted to its employees, the Company will record such discount as a stock-based compensation charge over the applicable four year vesting period. The Company also granted to two of its disinterested directors Independent Director Options to purchase up to a total of 120,000 shares of Common Stock. The Company will record the difference between the exercise price of such options and the fair market value of the Common Stock on the date of grant as a stock-based compensation charge over the applicable three year vesting period. During the nine months ended December 27, 1996, the Company recorded a stock-based compensation charge of approximately $930,000 relating to the Options, Additional Options and Independent Director Options.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)
---------------------

As a result of the above, operating income margins were approximately 8% for both the three month and nine month periods ended December 27, 1996, as compared to approximately 9% and 6%, respectively, for the three month and nine month periods ended December 29, 1995.

Interest expense increased by approximately 2% and 3%, respectively, for the three month and nine month periods ended December 27, 1996, as compared to the prior year's corresponding periods, due primarily to the incurrence of debt resulting from the Company's refinancing in November 1995. Partially offsetting this increase in interest expense was the decrease in the effective interest rate as the result of such refinancing, as well as interest income earned on excess cash balances generated from the net proceeds from the Offering.

EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization) was approximately $43.5 million (before deduction for the stock-based compensation charges) for the nine months ended December 27, 1996, compared to approximately $37.9 million (before deduction for restructuring costs) for the corresponding period in 1995, representing an improvement of approximately 15%. EBITDA margins improved to approximately 30% for the nine months ended December 27, 1996, compared to approximately 28% for the prior year's corresponding period. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The Company's effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before income taxes as a result of state taxes and permanent book/tax differences (largely attributable to goodwill amortization).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company continues to have substantial indebtedness and debt service requirements. At December 27, 1996, the Company had outstanding long-term debt of approximately $204.0 million and shareholders' equity of approximately $27.7 million.

The Company's level of indebtedness will have several important effects on its future operations, including the following: (a) a significant portion of the Company's cash flow from operations will be required to pay interest on its indebtedness and will not be available for other purposes; (b) financial covenants contained in certain of the agreements governing the Company's indebtedness will require the Company to meet certain financial tests and will limit its ability to borrow additional funds or to dispose of assets; (c) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (d) the Company's ability to adapt to changes in the coin-operated laundry equipment services industry and to economic conditions in general will be limited. At December 27, 1996, there was no amount outstanding under the Company's then existing revolving credit facility.

COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------

The Company's depreciation and amortization expenses (aggregating approximately $30.6 million for the nine months ended December 27, 1996) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods of up to 15 years. Although such accounting treatment has a favorable effect on operating cash flow by reducing taxes, it also reduces net income. The Company expects to continue such accounting practice with future acquisitions.

The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the nine months ended December 27, 1996 were approximately $47.7 million. Of such amount, the Company spent approximately $20.6 million in purchase price and related costs of acquisitions, including the Allied Acquisition, and approximately $6.6 million related to the net increase in the machine base. The balance was used to maintain the existing machine base and for general corporate purposes. The impact on revenues and EBITDA generated from capital expended on acquisitions and the net increase in the machine base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on the timing of the capital expended.

The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. In connection with certain of the financing agreements governing the Company's indebtedness, Coinmach Corporation is required to make semi-annual cash interest payments on the Senior Notes.

On January 8, 1997, pursuant to the terms and conditions of the Kwik Wash Purchase Agreement, Coinmach completed the Kwik Wash Acquisition pursuant to which Coinmach acquired 100% of the outstanding voting securities of each of KWL, and Kwik Wash, for $125 million in cash and a $15 million promissory note issued by Coinmach Laundry (the "Kwik Wash Note"). KWL and Kwik Wash are the sole partners of Kwik Wash Laundries, L.P., a Texas limited partnership (the "Partnership"). The Partnership, based in Dallas, Texas, provides coin-operated laundry equipment services to multi-family dwellings in Texas, Louisiana, Arkansas and Oklahoma and operates approximately 150 laundromat stores throughout Texas. Simultaneously with the Kwik Wash Acquisition, KWL, Kwik Wash and the Partnership merged with and into Coinmach.

Concurrently with the Kwik Wash Acquisition, Coinmach also entered into the New Credit Facility with Bankers Trust Company, First Union National Bank of North Carolina and Lehman Commercial Paper, Inc., replacing the Company's existing credit facility. The New Credit Facility consists of term loans of $130 million and a revolving credit facility of $70 million. The New Credit Facility was used in part to fund the Kwik Wash Acquisition and will provide financing to support Coinmach's acquisition strategy.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES  (continued)
-------------------------------

Management believes that the Company's future operating activities will generate sufficient cash flow to repay borrowings under the Senior Notes, the New Credit Facility and the Kwik Wash Note or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indentures governing the Senior Notes or in the New Credit Facility could result in an acceleration of the amounts due thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms, if at all, or on terms permitted under the New Credit Facility or the indentures governing the Senior Notes.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

       At a regular meeting of the Board of Directors (the "Board") of Coinmach Laundry held on November 1, 1996, at which all of the directors of Coinmach Laundry were present, the Board approved (i) a reconstitution of the Board's Compensation Committee so that it is comprised of Messrs. David A. Donnini, Stephen G. Cerri and Arthur B. Laffer and (ii) a reconstitution of the Board's Audit Committee so that it is comprised of Messrs. Stephen G. Cerri, Arthur B. Laffer and James N. Chapman.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

10.1 Commitment Letter, dated November 22, 1996, from Bankers Trust Company, First Union Bank of North Carolina and Lehman Commercial Paper Inc., addressed to Coinmach Laundry Corporation

10.2 Stock Purchase Agreement, dated November 25, 1996, by and among Tamara Lynn Ford, Robert Kyle Ford, Traci Lea Ford, Tucker F. Enthoven, Richard F. Enthoven, Richard Franklin Ford, Jr., Trustee U/D/T February 4, 1994, KWL, Inc., Kwik-Wash Laundries, Inc., Kwik Wash Laundries, L.P. and Coinmach Corporation (the "Stock Purchase Agreement")

10.3 First Amendment to Stock Purchase Agreement, dated as of January 8, 1997

27.1 Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------


          The Company filed a report on Form 8-K, dated November 25, 1996, reporting in Item 5 thereof, the execution and delivery of the Kwik Wash Purchase Agreement and the receipt of a commitment for senior financing in connection with the New Credit Facility.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COINMACH LAUNDRY CORPORATION

Date:  February 7, 1997       /s/ Robert M. Doyle
                              -------------------------------------------------
                              Robert M. Doyle
                              Senior Vice President and Chief Financial Officer
                              (On behalf of registrant
                              and as Principal Financial Officer)