Form 10-K
period 1997-03-28
COINMACH LAUNDRY CORP
filed 1997-06-13
CIK 1013021

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended March 28, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from      to

                        COMMISSION FILE NUMBER 1-11907

                         COINMACH LAUNDRY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              11-3258015
       (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

   55 LUMBER ROAD, ROSLYN, NEW YORK                     11576
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 484-2300

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                     CLASS A COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of May 26, 1997, the registrant had outstanding 10,004,278 shares of Class A common stock, par value $.01 per share (the "Common Stock"), and 480,648 shares of non-voting Class B common stock, par value $.01 per share (the "Non-Voting Common Stock").

  At May 26, 1997, the aggregate market value of Common Stock held by non-affiliates was approximately $83,688,840, based upon the closing price per share of the Common Stock as reported on The Nasdaq National Market on the close of business on May 23, 1997. For purposes of this calculation, shares of Common Stock held by stockholders party to that certain Voting Agreement, dated July 23, 1996, were excluded. This calculation is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement for the annual meeting of stockholders to be held on July 9, 1997 are incorporated by reference into
Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  Unless otherwise expressly indicated herein, the descriptions of the Company contained herein are as of March 28, 1997 and do not give effect to the acquisition of Reliable Holding Corp. (the "Reliable Acquisition"), completed on April 23, 1997 or the amendment to the Company's New Credit Facility (defined herein), completed on June 2, 1997. For a description of such acquisition and amendment to the New Credit Facility, see "Business-General Development of Business-Recent Developments" and "Business-General Development of Business-Credit Facility."

GENERAL DEVELOPMENT OF BUSINESS

  Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry" or the "Registrant"), through its wholly-owned subsidiaries (collectively, the "Company"), is a leading national supplier of coin-operated laundry equipment services for multi-family housing properties. Prior to giving effect to the Reliable Acquisition, the Company owns and operates approximately 337,000 coin-operated washers and dryers (sometimes hereinafter referred to as "machines") in over 30,000 multi-family housing properties on routes located in 30 states and the District of Columbia and in 150 retail laundromats located throughout Texas. The Company's routes are located throughout the Northeast, Mid-Atlantic, Southeast, South-Central and Midwest regions of the United States. The Company, through its wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), is also a construction and laundromat equipment distribution company.

  Coinmach Laundry's executive offices are located at 55 Lumber Road, Roslyn, New York 11576, and its telephone number is (516) 484-2300. The Company's mailing address is the same as that of its executive offices. In September 1996, Coinmach Laundry opened a corporate development office in Charlotte, North Carolina.

INITIAL PUBLIC OFFERING

  On July 23, 1996, Coinmach Laundry completed its initial public offering (the "Offering") of 4,120,000 shares of its Common Stock at an initial public offering price of $14.00 per share. Coinmach Laundry's registration statement on Form S-1 (No. 333-03587) for 4,000,000 shares of Common Stock was filed with the Securities and Exchange Commission on May 13, 1996, and subsequently declared effective on July 17, 1996. On July 18, 1996, in connection with the Offering, Coinmach Laundry filed an additional registration statement on Form S-1 (No. 333-08331) with respect to the registration of an additional 120,000 shares of Common Stock, which registration statement became effective upon filing. In connection with the Offering, the underwriters were granted a 30-day option to purchase up to an aggregate of 618,000 additional shares of Common Stock to cover over-allotments (the "Over-Allotment Option"), which Over-Allotment Option was exercised on August 16, 1996, with respect to the purchase of an additional 63,642 shares of Common Stock.

  Proceeds from the Offering were approximately $54.5 million after giving effect to the exercise of the Over-Allotment Option, underwriting discounts and commissions and before expenses. After giving effect to the redemption of the Preferred Stock (as described below), net proceeds from the Offering aggregated approximately $35.3 million, before expenses.

RECLASSIFICATION AND STOCK SPLIT

  In connection with the Offering, Coinmach Laundry approved a stock reclassification (the "Reclassification"), pursuant to which all seven classes of its authorized capital stock prior to the Offering were converted into Common Stock, Non-Voting Common Stock and Series A preferred stock, par value $.01 per share ("Preferred Stock"). As part of the Reclassification, holders of Coinmach Laundry's pre-Offering shares of Class A common stock, Class E common stock and Class F common stock (collectively, the "Preference

Shares") also received a distribution consisting of shares of Common Stock or shares of Preferred Stock representing an amount equal to the sum of: (a) preferred dividends on such Preference Shares in an amount equal to the accrued yield (at a rate of 8% per annum, compounded quarterly) on the original investment in such Preference Shares through July 23, 1996; and (b) an amount equal to the original investment in such Preference Shares. Holders of Preference Shares who were members of Coinmach Laundry's management received an aggregate of approximately 28,425 shares of Common Stock, and holders of the Preference Shares who were not members of Coinmach Laundry's management received an aggregate of 1,000 shares of Preferred Stock.

  In connection with the Reclassification, Coinmach Laundry also approved an approximate 23-to-1 stock split for stockholders of record on July 12, 1996.

REDEMPTION OF PREFERRED STOCK

  Immediately following the Offering, Coinmach Laundry used approximately $19.2 million of the proceeds from the Offering to redeem all issued and outstanding shares of Preferred Stock.

SIGNIFICANT ACQUISITIONS

  On April 1, 1996, the Company acquired substantially all of the assets of Allied Laundry Equipment Company, a regional route operator located in St. Louis, Missouri for $15.5 million in cash (the "Allied Acquisition"). The Allied Acquisition adds approximately 24,000 machines to the Company's base and provides the Company with a larger market presence in the Mid-West.

  On January 8, 1997, the Company acquired 100% of the outstanding voting securities of each of KWL, Inc., a Nevada corporation ("KWL"), and Kwik-Wash Laundries, Inc., a Nevada corporation ("Kwik Wash"), for $125 million in cash and a $15 million promissory note (the "Kwik Wash Note") issued by Coinmach Laundry (the "Kwik Wash Acquisition"). KWL and Kwik Wash are the sole partners of Kwik Wash Laundries, L.P. (the "Kwik Wash Partnership"), a Texas limited partnership. The Kwik Wash Acquisition increases the Company's presence in the South-Central region by adding approximately 74,000 machines to the Company's base and enables the Company to provide coin-operated laundry equipment services to multi-family housing properties in Texas, Louisiana, Arkansas and Oklahoma and to operate 150 retail laundromats throughout Texas. Upon consummation of the Kwik Wash Acquisition, KWL, Kwik Wash and the Kwik Wash Partnership were merged with and into the Company.

  On March 14, 1997, the Company acquired substantially all of the assets of Atlanta Washer & Dryer Leasing, Inc. (d/b/a Appliance Warehouse) for approximately $6.3 million in cash and promissory notes (the "AW Notes") issued by Coinmach Laundry aggregating $1.2 million (the "Appliance Warehouse Acquisition"). The Appliance Warehouse Acquisition increases the Company's presence in the South by adding approximately 14,000 machines to the Company's base and expands the Company's core operations into the related machine rental market, creating valuable operating synergies for the Company. At any time after March 14, 1998, the holders of the AW Notes may convert such notes, subject to terms and conditions therein, into a specified number of shares of Common Stock.

CREDIT FACILITY

  Concurrent with the Kwik Wash Acquisition, the Company entered into a credit agreement (the "Credit Agreement") with Bankers Trust Company, First Union National Bank of North Carolina, Lehman Commercial Paper, Inc. and certain other lending institutions named therein providing for, among other things, a $130 million term loan facility and a $70 million revolving credit facility (the "New Credit Facility"). The New Credit Facility, which replaced the Company's then existing credit facility, funded the Kwik Wash Acquisition and provides financing to support the Company's acquisition strategy. Effective June 2, 1997, the Credit Agreement was amended to, among other things, increase the term loan facility by $60.0 million, of which $50.0 million was used to repay outstanding revolver borrowings under the New Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources- New Credit Facility."

RECENT DEVELOPMENTS

  On April 23, 1997, the Company acquired the route business of Reliable Holding Corp. ("Reliable") through a series of merger transactions for a cash purchase price of approximately $44.0 million funded by revolver borrowings under the New Credit Facility. The Reliable Acquisition provides the Company with a strong foothold into the California market and adds approximately 49,000 machines to the Company's base.

  Effective June 2, 1997, the New Credit Facility was amended to, among other things, increase the term loan facility by $60.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-New Credit Facility."

DESCRIPTION OF THE BUSINESS

OVERVIEW

  The coin-operated laundry equipment services industry provides coin-operated washer and dryer services to individuals living in multi-family housing properties. The Company's core business involves leasing laundry rooms from building owners and management companies, installing and servicing laundry equipment and collecting revenues generated from laundry machines. The Company typically sets pricing for the use of laundry machines on location, and the owner or property manager maintains the premises and provides utilities such as gas, electricity and water.

  The Company's existing customer base for its core business is comprised of landlords, property management companies, and owners of rental apartment buildings, condominiums and cooperatives, university and institutional housing and other multi-family housing properties. Prior to giving effect to the Reliable Acquisition, the Company owns and operates approximately 337,000 coin-operated washers and dryers in over 30,000 multi-family housing properties on routes located in 30 states and the District of Columbia and in 150 retail laundromats located throughout Texas. The Company's routes are located throughout the Northeast, Mid-Atlantic, Southeast, South-Central and Mid-West regions of the United States. Management believes, based on its knowledge of the industry and after giving effect to the Reliable Acquisition, that the Company is the largest supplier of coin-operated laundry equipment services for multi-family housing properties throughout the United States.

  As a result of its strategy to acquire route operators that contribute to the Company's core operations, the Company has also selectively acquired certain related businesses which expand and diversify the types of services provided by the Company. Through Super Laundry, the Company constructs and finances turnkey laundromat operations, and sells and distributes coin-operated washers, dryers and laundry equipment. With the Kwik Wash Acquisition, the Company now operates 150 retail laundromats throughout Texas and provides laundromat services at all such locations. As a result of the Appliance Warehouse Acquisition, the Company leases laundry equipment and other household appliances to corporate relocation entities, individuals, property owners and managers of multi-family housing properties. The Company believes that these non-core businesses, although not material to the Company's operations, provide a significant platform for expansion and diversification of the Company's services. See "Business-Description of Business-Super Laundry" and "Business-Description of Business-Laundromat Operations".

  The Company maintains its executive offices in Roslyn, New York, a corporate development office in Charlotte, North Carolina and regional offices in each of the major regions in which it conducts operating activities, including sales, service and collections. The following table sets forth certain information relating to the Company's regional operations as of March 28, 1997:

                                        MID-                    SOUTH-
                         NORTHEAST    ATLANTIC    SOUTHEAST     CENTRAL     MID-WEST   TOTAL
                         ----------   --------- ------------- -----------  ----------- ------
States.................. NY, NJ, CT   D.C., MD,  VA, WV, NC,  TX, LA, FL,  IL, IA, SD,   31
                                       PA, DE    SC, GA, KY,  AK, MS, OK   NE, MO, KS,
                                                   AL, TN                  IN, MI, WI,
                                                                               OH
Approximate Revenue (in    $79.6        $29.3       $25.1     $62.4(/5/)      $10.5    $206.9
 millions)..............
Employees...............    255(/1/)     81     145(/2/)(/3/)     657(/4/)     42      1,180

--------

(/1/)Includes 36 executive, financial and administrative personnel at the
    Company's headquarters located in Roslyn, New York.
(/2/)Includes five executive, financial and administrative personnel at the Company's corporate development office located in Charlotte, North Carolina.
(/3/)Includes 24 contract employees employed by the Company through a lease arrangement with an independent employment company in connection with the Appliance Warehouse Acquisition.
(/4/)Includes 280 laundromat attendants in the Company's retail laundromats in
    Texas.
(/5/)Includes revenue resulting from the Kwik Wash Acquisition for the period subsequent to January 8, 1997.

BUSINESS STRATEGY

  The Company's business strategy is to increase operating cash flow and profitability through a combination of internal expansion and selective acquisitions. Internal expansion is comprised of: (i) increasing the installed machine base by adding new customers, (ii) converting owner-operated facilities to Company-managed facilities; and (iii) implementing selective price increases within the Company's operating regions. The Company's acquisition strategy is to acquire additional local, regional and multi-regional route businesses from independent operators. Management believes that by pursuing its business strategy the Company will be positioned to realize:
(i) additional operating leverage and economies of scale associated with expanding its installed base of machines, including without limitation, reduced equipment and parts costs on a per unit basis due to increased purchasing requirements and (ii) reduced operating expenses through consolidation of overhead functions and facilities.

  In January 1995, management, with its equity sponsor, Golder, Thoma, Cressey, Rauner Fund IV, L.P., acquired the Company and initiated a strategy of growth through acquisitions. This strategy was designed to increase the installed machine base in its existing operating regions (throughout the Northeast region) and to provide the Company with a strong market presence in new regions. Since January 1995, the Company has expanded into the Mid-Atlantic, Southeast, South-Central and Midwest regions of the United States and grown its installed base from approximately 54,000 machines to approximately 337,000 machines as of March 28, 1997. Revenues and EBITDA/1/ have grown from approximately $72.9 million and approximately $13.6 million, respectively, for the twelve months ended March 31, 1995, to approximately $206.9 million and approximately $62.8 million (before deducting non-cash stock based compensation charges), respectively, for the twelve months ended March 28, 1997. These acquisitions have enabled the Company to improve its operating margins and to expand internally by competing more aggressively for new business.

--------
/1/EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA for the period ending March 28, 1997 is before the deduction for stock based compensation charges. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

  Internal Expansion

  New Locations. The Company's aggressive sales and marketing efforts focus on
  -------------
two areas of expansion within its existing operating regions. The Company's primary means of internal expansion is by marketing the Company's products and services to building managers and property owners whose leases with other laundry equipment services providers are near expiration. Many large customers require competitive bids for expiring lease contracts. The Company's proprietary, fully-automated management information and control systems (the "Integrated Computer Systems") track information on the lease expirations of its competitors. The Company secures leases with new customers through aggressive bidding for new contracts and its long standing industry reputation for prompt and reliable service, effective data management on competition, and its ability in coordinating and targeting its marketing efforts.

  Conversions. Management believes, based on industry estimates, that there
  -----------
are approximately 1.0 million machines installed in locations that are managed by owner-operators. Building owners or managers can forgo significant cash outlays by contracting with the Company to purchase, service and maintain laundry equipment. Accordingly, the Company aggressively pursues building owners and managers to convert from owner-operated laundry facilities. The Company offers a full range of services from the design, construction and installation of new laundry facilities to the refurbishment of existing facilities. Management believes these services provide a competitive advantage in securing new customers.

  Price Increases. In addition to growing the Company's installed base of
  ---------------
machines, management regularly reviews its pricing policies and procedures under existing leases. Management expects that the Company should realize increases in revenue and cash flow from operations through selective price increases and other pricing procedures in the forthcoming year.

  Management believes that its strategy of growth within its existing operating regions will result in additional economies of scale and operating efficiencies associated with an expanded machine base. Such growth, however, will be dependent upon a number of factors beyond the Company's control, such as the Company's ability to secure new contracts from owner-operators on commercially favorable terms and competitive forces that may reduce the number of opportunities to secure new locations or to effect price increases.

  Selective Acquisitions

  The Company intends to continue to capitalize on opportunities within the fragmented laundry services industry through selective acquisitions of local, regional and multi-regional route businesses. In particular, there are numerous private, family-owned businesses that may lack the financial resources to provide advance rental payments, install new equipment, make laundry room improvements or otherwise compete effectively with larger independent operators such as the Company to secure new or renewal locations. Consequently, such independent operators, many of which are undergoing generational ownership changes, may represent potential acquisition opportunities for the Company within its operating regions.

  Management believes the Company is well positioned to continue to capitalize on such opportunities for growth and expansion due to its operating efficiencies, its access to capital resources, and senior management's extensive experience and relationships in the industry. The Company evaluates potential acquisitions based on certain criteria, including the size of the business (in terms of revenues and machine base), the geographic concentration of the business, market penetration, service history, customer relations, existing contract terms and potential operating efficiencies and cost savings. The Company considers three types of acquisition candidates: (i) small, local route operators; (ii) regional route operators; and (iii) large, multi-regional route operators.

  Local route operators. The acquisition of small, local operators (businesses
  ---------------------
operating within one of the Company's existing regions) results in a reduction of the target's existing cost structure through the complete absorption of the machine base into the Company's operations. The Company evaluates opportunities to acquire route businesses from independent operators to further increase operating leverage within its operating regions.

In many regions, the Company may be able to acquire routes adjacent to its existing areas of operation without incurring significant incremental operating, collection, security, service and maintenance costs. During the past fiscal year, the Company acquired several local route operators.

  Regional route operators. The Company's acquisition of regional route
  ------------------------
operators provides opportunities to improve its cash flow by eliminating duplicative corporate and administrative functions, reducing capital expenditures through improved purchasing power and implementing the Company's Integrated Computer Systems. One such regional acquisition, the Allied Acquisition, was part of the Company's plan to establish a larger market presence in the Mid-West. See "Business-General Development of Business-Selective Acquisitions."

  Multi-regional route operators. The acquisition of a large, multi-regional
  ------------------------------
route operator may result in a number of operating efficiencies, including significant cost savings through the elimination of duplicative financial and administrative functions and related fixed costs. In addition, the increased volume of equipment purchases may result in reduced per unit capital expenditures. Moreover, as is the case with all types of acquisitions, the Company's Integrated Computer Systems would be utilized to provide further operating efficiencies and related cost savings. On January 8, 1997, the Company completed the Kwik Wash Acquisition. Management expects to integrate substantially all of the operations formerly conducted by the Kwik Wash Partnership into the Company's operations during 1997 and to achieve significant targeted cost savings as a result of such integration. The combination of the Company with the Kwik Wash Partnership for the twelve months ended March 28, 1997, assuming no cost savings, results in combined pro forma revenues of approximately $255.7 million and pro forma EBITDA of approximately $78.8 million (before deducting non-cash stock based compensation charges). See "Business-General Development of Business-Selective Acquisitions." On April 23, 1997, the Company also completed the Reliable Acquisition. See "Business-General Development of Business-Recent Developments."

INDUSTRY

  The coin-operated laundry services industry is fragmented nationally with many small, private and family-owned route businesses continuing to operate throughout all major metropolitan areas. According to information provided by the Multi-housing Laundry Association, the industry is comprised of over 280 independent operators. Based upon industry estimates, management believes there are approximately 3.5 million machines installed throughout the United States, approximately 2.5 million of which are managed by independent operators such as the Company and approximately 1.0 million of which are managed by owner-operators. Despite the overall fragmentation of the industry, there are currently three companies including the Company with significant operations in multiple regions throughout the United States. Management believes that its two major multi-regional competitors are strongest in California and Chicago, Illinois. See "Business-Description of Business-Competition."

  The industry is highly capital intensive, and customers require prompt and reliable service. The majority of capital costs are incurred upon procurement of new leases. Such initial costs include replacing or repairing existing washers and dryers, refurbishing laundry rooms and making advance rental payments to secure long-term, renewable leases. After the initial expenditures, ongoing working capital requirements are minimal, since machines operate for many years if serviced properly, and variable costs are paid out of revenues collected from the machines.

  Historically, the industry has been characterized by stable demand and has proven to be resistant to changing market conditions and general economic cycles. Management believes that this is due to the consistent demand for laundry services by building occupants.

  Management believes that the industry's consistent and predictable revenue and cash flow from operations are primarily due to: (i) the long-term nature of location leases; (ii) the stable demand for laundry services; and (iii) minimal ongoing working capital requirements.

 DESCRIPTION OF PRINCIPAL OPERATIONS

  The principal aspects of the Company's operations include: (i) location leasing; (ii) service; (iii) remanufacturing; (iv) security; (v) information management; and (vi) sales and marketing.

  Location Leasing

  The Company's leases provide the Company the exclusive right to operate and service the laundry equipment, including repairs and maintenance. The Company typically sets pricing for the use of the machines on location, and the property owner or manager maintains the premises and provides utilities such as gas, electricity and water.

  In return for the exclusive right to provide laundry equipment services, most of the Company's leases provide for monthly commission payments to the location owners. Under the majority of leases, these commissions are based on a percentage of the cash collected from the laundry machines. Many of the Company's leases require the Company to make advance rental payments to the location owner in addition to commissions. The Company's leases typically include provisions that allow for unrestricted price increases, a right of first refusal (an opportunity to match competitive bids at the expiration of the lease term) and termination rights if the Company does not receive minimum net revenues from a lease. The Company has some flexibility in negotiating its leases and, subject to regional competitive factors, may vary the terms and conditions of a lease, including commission rates and advance rental payments. The Company evaluates each lease opportunity through its Integrated Computer Systems, which are designed to achieve certain targeted levels of profitability.

  Management estimates that approximately 90% of its locations are subject to long-term leases with initial terms of three to ten years. Of the remaining locations not subject to long term leases, the Company believes that it has retained a majority of such customers through long-standing relationships and intends to continue to service such customers. Approximately 75% of the Company's leases renew automatically, and the Company has a right of first refusal on termination in approximately 45% of its leases. The Company's automatic renewal clause typically provides that, if the building owner fails to take any action prior to the end of the original lease term or any renewal term, the lease will automatically renew on substantially similar terms. As of March 28, 1997, the Company's leases have an average remaining life to maturity of approximately 40 months (without giving effect to automatic renewals).

  Service

  The Company's employees deliver, install, service and collect from coin-operated washers and dryers in laundry facilities at its leased locations.

  The Company's fleet of 314 radio-equipped service vehicles allows the quick dispatch of service technicians in response to both computer-generated (for preventive maintenance) and customer-generated service calls. On a daily basis, the Company receives and responds to approximately 2,200 service calls. Management estimates that less than 1% of the Company's machines are out of service on any given day. The ability to reduce machine down time, especially during peak usage, serves to enhance revenue and improve the Company's reputation with its customers.

  In a business that emphasizes prompt and efficient service, management believes that the Company's Integrated Computer Systems provide a significant competitive advantage in terms of responding promptly to customer needs. Computer-generated service calls for preventive maintenance are based on previous service history, repeat service call analysis and monitoring of service areas. These operations coordinate the Company's radio-equipped service vehicles that allow the Company to address customer needs quickly and efficiently.

  Remanufacturing

  The Company's remanufacturing operations provide approximately one-third of its anticipated annual machine installation requirements. The Company rebuilds and reinstalls a portion of its machines at approximately one-third the cost of acquiring new machines, providing significant cost savings. Remanufactured machines are restored to virtually new condition with the same estimated average life and service requirements as new machines. Machines that can no longer be remanufactured are stripped and added to the Company's inventory of spare parts, generating additional cost savings.

  The Company maintains three regional remanufacturing facilities which provide for consistent machine quality and efficient operations and are strategically located to service each of its operating regions.

  Security

  Management believes that it provides the highest level of security control in the laundry equipment services industry. The Company utilizes numerous precautionary procedures with respect to cash collection, including frequent alteration of collection patterns, extensive monitoring of collections and other control mechanisms. The Company enforces stringent employee standards and screening procedures with prospective employees. Employees responsible for or who have access to the collection of funds are tested randomly and frequently. Additionally, the Company's security department performs trend and variance analyses of daily collections by location. Security personnel monitor locations, conduct investigations, and implement additional security procedures as necessary.

  Information Management

  Management believes that the Company's Integrated Computer Systems significantly enhance its operating efficiencies as well as its sales and marketing efforts. The Integrated Computer Systems provide speed and accuracy throughout the entire service cycle by integrating the functions of service call entry, dispatching service personnel, parts and equipment purchasing, installation, distribution and collection. Management is able to obtain daily, monthly, quarterly and annual reports on location performance, coin collection, service and sales activity by salesperson.

  Management also believes that the Integrated Computer Systems enhance the Company's ability to successfully integrate acquired businesses into its existing operations. With the acquisition of Solon Automated Services, Inc. ("Solon") in April 1995 (the "Solon Acquisition"), the Company completed a comprehensive systems review and upgrade throughout the operating regions.

  In addition to coordinating all aspects of the service cycle, the Company's Integrated Computer Systems track contract performance which indicate unreported machine failure or pilferage and provide data to forecast future equipment problems. Data on machine performance are used by the sales staff to forecast revenue by location. The purchasing department tracks bids on the Company's equipment requirements to support an aggressive competitive bidding process. The Integrated Computer Systems also provide the sales staff with an extensive database essential to the Company's marketing strategy to obtain new business through competitive bidding or owner-operator conversion opportunities.

  Sales and Marketing

  The Company markets its products and services through a sales staff with an average industry experience of over ten years. The principal responsibility of the sales staff is to solicit and negotiate lease arrangements with building owners and managers. All sales personnel are paid commissions that comprise 50% or more of their annual compensation. Selling commissions are based on a percentage of a location's annualized earnings before interest and taxes. Sales personnel must be proficient with the application of sophisticated financial analyses to achieve their targeted goals in securing location contracts and renewals. Management believes that its sales staff is among the most competent and effective in the industry.

  The Company's marketing strategy emphasizes service excellence offered by its experienced, highly skilled personnel and its quality equipment that maximizes efficiency and revenue and minimizes machine down-time. Additionally, the Integrated Computer Systems monitor performance, repairs and maintenance, as well as the profitability of locations on a daily basis. The Company's sales staff targets potential new and renewal lease locations by utilizing its Integrated Computer Systems' extensive database that provides information on the Company's, as well as its competitors' locations. All sales activity, from sale entries to data on service and installation is recorded and monitored daily on a custom-designed, computerized sales planner.

  No single customer represents more than 2% of the Company's revenues or installed machine base. In addition, the Company's ten largest customers taken together account for less than 10% of the Company's revenues.

LAUNDROMAT OPERATIONS

  In connection with the Kwik Wash Acquisition, the Company acquired 150 retail laundromats located throughout Texas. The operation of the retail laundromats involves leasing store locations in desired geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing such washers and dryers at such locations. The Company is also responsible for maintaining the premises at each laundromat and paying for utilities and related expenses.

SUPER LAUNDRY

  Super Laundry, a wholly-owned subsidiary of the Company, is a construction and laundromat equipment distribution company. Super Laundry's business consists of constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin machines and parts, and selling service contracts. The construction of laundromats and related equipment sales constitute approximately 90% of the revenues of Super Laundry. Super Laundry's customers generally enter into sales contracts pursuant to which Super Laundry constructs and equips a complete laundromat operation, including location identification, construction, plumbing, electrical wiring and all required permits.

COMPETITION

  The coin-operated laundry equipment services industry is highly competitive, capital intensive and requires reliable, quality service. Despite the overall fragmentation of the industry, there are currently three companies including the Company with significant operations in multiple regions throughout the United States. Management believes that the Company's two major multi-regional competitors, Web Service Company, Inc. and Macke Laundry Service, L.P., are strongest in California and Chicago, Illinois, respectively. The Company has a minimal presence in Chicago, Illinois and after consummation of the Reliable Acquisition, competes with Web Service Company, Inc. in California.

EMPLOYEES

  As of March 28, 1997, the Company employed 1,180 full time employees (including 24 contract employees employed by the Company through a lease arrangement with an independent employment company in connection with the Appliance Warehouse Acquisition and 280 laundromat attendants in the Company's retail laundromats in Texas). Approximately 140 hourly workers in the Northeast region are represented by Local 966, affiliated with the International Brotherhood of Teamsters (the "Union"). Management believes that the Company has maintained a good relationship with the Union employees and has never experienced a work stoppage since its inception.

SEASONALITY

  The Company's business is generally not seasonal.

ITEM 2. PROPERTIES.

  As of March 28, 1997, the Company leases 26 offices throughout its operating regions serving various operational purposes, including sales and service activities, collections and warehousing. The Company presently maintains its headquarters in Roslyn, New York, leasing approximately 40,000 square feet pursuant to a five year lease terminating April 30, 2001. The Company's Roslyn facility is used for general corporate purposes, as well as for remanufacturing and warehouse space for the Northeast operating region. The Company has an option to purchase the Roslyn facility, which it presently does not intend to exercise. The Company also maintains a facility in Charlotte, North Carolina as its corporate development office, leasing approximately 3,000 square feet pursuant to a five year lease.

ITEM 3. LEGAL PROCEEDINGS.

  The Company and its predecessors have been named as defendants in a number of legal actions arising in the ordinary course of business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, management believes that any such liabilities, individually or in the aggregate, will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  Coinmach Laundry completed an initial public offering of its Common Stock on July 23, 1996 at a price of $14.00 per share. Coinmach Laundry's Common Stock is traded on the Nasdaq National Market under the symbol "WDRY". The table below sets forth, for the periods indicated, the high and low closing sales prices for the Common Stock as reported on the Nasdaq National Market. The prices shown below do not include retail markups, markdowns or commissions.

      1997 FISCAL QUARTER ENDED                                 HIGH    LOW
      -------------------------                                ------- ------
      September 27, 1996...................................... $20.125 $13.00
      December 27, 1996....................................... $22.75  $17.25
      March 28, 1997.......................................... $20.25  $17.00

  As of May 26, 1997, Coinmach Laundry had outstanding 10,004,278 shares of Common Stock, and 480,648 shares of Non-Voting Common Stock. As of May 26, 1997, there were 29 stockholders of record of the Common Stock and two stockholders of record of the Non-Voting Common Stock. The Company has not declared or paid any cash dividends on the Common Stock and does not intend to pay cash dividends on the Common Stock in the foreseeable future. At the present time, the Credit Agreement prohibits the payment of cash dividends and certain other distributions.

  Recent Sales of Unregistered Securities

  On May 10, 1996, Coinmach Laundry sold 1,415, 1,415 and 599 shares of pre-Offering Class B common stock, par value $.01 per share, to Stephen R. Kerrigan, Mitchell Blatt and Robert M. Doyle, respectively, for $21,795, $21,795 and $9,226, respectively, which stock was issued and outstanding prior to the Offering and reclassified into shares of Common Stock in the Reclassification. Such shares of common stock were sold on reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, an exemption from the registration requirements thereof.

  In connection with the Offering, Coinmach Laundry approved the Reclassification, pursuant to which all seven classes of its authorized capital stock prior to the Offering were converted into Preferred Stock, Common Stock and Non-Voting Common Stock. As part of the Reclassification, holders of Coinmach Laundry's pre-Offering Class A common stock, Class E common stock and Class F common stock (collectively, the "Preference Shares") also received a distribution consisting of shares of Common Stock or shares of Preferred Stock representing an amount equal to the sum of: (a) preferred dividends on such Preference Shares in an amount equal to the accrued yield (at a rate of 8% per annum, compounded quarterly) on the original investment in such Preference Shares through July 23, 1996; and (b) an amount equal to the original investment in such Preference Shares. Holders of Preference Shares who were members of Coinmach Laundry's management received an aggregate of approximately 28,425 shares of Common Stock, and holders of the Preference Shares who were not members of Coinmach Laundry's management received an aggregate of 1,000 shares of Preferred Stock.

  In connection with the Reclassification, Coinmach Laundry also approved an approximate 23-to-1 stock split payable to stockholders of record on July 12, 1996.

ITEM 6. SELECTED FINANCIAL DATA.

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

  The following tables present summary historical consolidated financial information of the Company and its subsidiaries. Such tables include the consolidated financial information of the Company for the year ended March 28, 1997 ("1997 Fiscal Year"), for the six month transition period ended March 29, 1996, and the period from April 5, 1995 to September 29, 1995 giving effect to the combination of Solon and The Coinmach Corporation ("TCC") on November 30, 1995. The six month transition period ended March 29, 1996 and the period from April 5, 1995 to September 29, 1995 have been combined to facilitate comparison of such combined period with the year ended March 28, 1997. Also included in such tables is summary historical consolidated financial information of (i) TCC and its predecessor, including the two month period ended March 31, 1995, the one month period ended January 31, 1995, and fiscal years ended December 31, 1994, 1993 and 1992 and (ii) Solon, including the six month period from October 1, 1994 to April 4, 1995, and fiscal years ended September 30, 1994, 1993 and 1992. The financial data set forth below should be read in conjunction with the Company's audited historical consolidated financial statements and the related notes thereto presented in Item 8 "Financial Statements and Supplementary Data" and with the information presented in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

                                                 THE COMPANY/1/
                                                 --------------
                                          SIX MONTH       PERIOD FROM
                          YEAR ENDED  TRANSITION PERIOD APRIL 5, 1995 TO
                          MARCH 28,         ENDED          SEPTEMBER      PERIOD ENDED
                             1997      MARCH 29, 1996       29, 1995     MARCH 29, 1996
                          ----------  ----------------- ---------------- --------------
                                (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE DATA)
OPERATING DATA:
Revenues................  $ 206,852       $ 89,070          $ 89,719        $178,789
Laundry operating ex-
 penses.................    139,446         60,536            62,905         123,441
General and administra-
 tive expenses..........      4,613          1,844             2,351           4,195
Depreciation and amorti-
 zation.................     46,316         18,212            18,423          36,635
Stock based compensation
 charge.................      2,152            --                --              --
Restructuring expense...        --             --              2,200           2,200
                          ---------       --------          --------        --------
Operating income........     14,325          8,478             3,840          12,318
Interest expense, net...     26,859         11,999            11,818          23,817
Income taxes (benefits).     (2,307)          (998)           (1,862)         (2,860)
                          ---------       --------          --------        --------
Loss before extraordi-
 nary item..............    (10,227)        (2,523)           (6,116)         (8,639)
Extraordinary loss (net
 of taxes)/2/...........       (296)        (8,925)              --           (8,925)
                          ---------       --------          --------        --------
Net loss................  $ (10,523)      $(11,448)         $ (6,116)       $(17,564)
                          =========       ========          ========        ========
Net loss per share......  $   (1.14)           --                --              --
Pro forma net loss per
 share..................        --        $  (1.47)         $  (0.79)       $  (2.26)
BALANCE SHEET DATA (AT
 END OF PERIOD):
Property and equipment,
 net....................  $ 112,116       $ 82,699          $ 80,706
Total assets............    472,921        249,148           241,433
Total debt..............    345,486        202,765           176,415
Stockholders' equity
 (deficit)..............     23,563         (1,308)           10,140
FINANCIAL RATIOS AND
 OTHER DATA:
Cash flow from operating
 activities.............  $  34,732       $ 12,337          $ 12,066        $ 24,403
Cash used for investing
 activities.............   (196,698)       (14,162)          (25,039)        (39,201)
Cash from financing ac-
 tivities...............    156,837         11,372            12,510          23,882
EBITDA/3/...............     62,793         26,690            24,463          51,153
EBITDA margin/4/........       30.4%          30.0%             27.3%           28.6%
Operating margin/5/.....        6.9%           9.5%              4.3%            6.9%
Capital expenditures/6/.  $  41,588       $ 14,219          $ 13,119        $ 27,338

--------
/1/Historical financial data for each of TCC (and its predecessors) and Solon
   (for periods prior to April 5, 1995), in each case, the predecessors of Coinmach Laundry, are contained in the Selected Historical Financial Data and the financial statements and related notes thereto presented elsewhere in this Form 10-K.
/2/Represents extraordinary loss on the early extinguishment of debt on
   February 14, 1997 and November 30, 1995, net of taxes.
/3/EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA for the period ending March 28, 1997 is before the deduction for stock based compensation charges, and EBITDA for the period ending September 29, 1995 is before the deduction for restructuring costs. EBITDA is used by management and certain investors as an indication of a company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
/4/EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate the Company's performance over various sales levels. EBITDA margin should not be considered as an alternative for measurements determined in accordance with generally accepted accounting principles.
/5/Operating margin represents operating income as a percentage of revenues. /6/Capital expenditures include additions to property and equipment and advance rental payments to location owners.

  TCC's fiscal year end was March 31, and TCC's predecessor's fiscal year end was December 31, thus creating a three-month transition period. On January 31, 1995, TCC was formed by certain of the Company's current owners, and, accordingly, periods prior to and after January 31, 1995 are reflected as predecessor and successor periods, respectively.

                                   THE COINMACH CORPORATION ("TCC")
                                   --------------------------------
                                      PREDECESSOR/1/                SUCCESSOR/1/
                          ----------------------------------------- ------------
                                                         ONE MONTH   TWO MONTHS
                           YEARS ENDED DECEMBER 31,        ENDED       ENDED
                          ----------------------------  JANUARY 31,  MARCH 31,
                            1992      1993      1994       1995         1995
                          --------  --------  --------  ----------- ------------
                                            (IN THOUSANDS)
OPERATING DATA:
Revenues................  $ 72,172  $ 71,859  $ 73,857   $  5,879     $11,515
Laundry operating ex-
 penses.................    53,163    52,805    54,737      4,229       8,951
General and administra-
 tive expenses..........     5,712     5,570     4,938        450         799
Depreciation and amorti-
 zation.................    16,755    15,256    14,504        980       2,144
                          --------  --------  --------   --------     -------
Operating income (loss).    (3,458)   (1,772)     (322)       220        (379)
Interest expense, net...     9,573    10,509     4,012        395         774
Other expense (income)..       --        --      1,341        --          --
Income taxes............        (4)       17        27        --            2
                          --------  --------  --------   --------     -------
Loss before extraordi-
 nary gain..............   (13,027)  (12,298)   (5,702)      (175)     (1,155)
Extraordinary gain/2/...       --        --     20,420        --          --
                          --------  --------  --------   --------     -------
Net income (loss).......  $(13,027) $(12,298) $ 14,718   $   (175)    $(1,155)
                          ========  ========  ========   ========     =======
BALANCE SHEET DATA (AT
 END OF PERIOD):
Property and equipment,
 net....................  $ 19,030  $ 17,293  $ 16,285   $ 16,120     $24,330
Total assets............    52,114    47,443    36,924     36,069      61,035
Total debt..............    76,409    75,827    42,184     41,800      42,351
Stockholders' equity
 (deficit)..............   (53,995)  (68,003)  (13,416)   (13,591)      9,729
FINANCIAL RATIOS AND
 OTHER DATA (UNAUDITED):
Cash flow from operating
 activities.............  $  7,613  $  7,736  $  8,724   $  1,197     $    73
Cash used for investing
 activities.............    (5,124)   (6,119)   (6,577)      (611)       (990)
Cash from (used for) fi-
 nancing activities.....    (1,945)   (1,405)   (2,547)      (411)       (327)
EBITDA/3/...............    13,297    13,484    14,182      1,200       1,765
Capital expenditures....     4,884     5,879     6,571        576         990

--------
/1/The term "Predecessor" refers to the period in time prior to the Coinmach
   Acquisition and consists of CIC and TCC. The term "Successor" refers to the period in time after the Coinmach Acquisition. Successor is presented on a different basis of accounting and therefore, is not comparable to the Predecessor. The Successor period reflects the effects of purchase accounting, whereby assets and liabilities were adjusted to their estimated fair values at the date of the Coinmach Acquisition.
/2/Represents extraordinary gain on the early extinguishment of debt in 1994. /3/EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA is used by management and certain investors as an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or
   (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

  The fiscal year end of Solon was the Friday closest to September 30. On April 5, 1995, the voting stock of Solon was acquired by Coinmach Laundry, and accordingly, periods prior to and after April 5, 1995 are reflected as predecessor and successor periods, respectively.

                                                      SOLON/1/
                                                      --------
                                                   PREDECESSOR/2/
                                        ----------------------------------------
                                                   (IN THOUSANDS)
                                                                      OCTOBER 1,
                                          YEARS ENDED SEPTEMBER,       1994 TO
                                        ----------------------------   APRIL 4,
                                        1992/3/     1993      1994       1995
                                        --------  --------  --------  ----------
OPERATING DATA:
Revenues..............................  $104,311  $104,888  $104,553   $52,207
Laundry operating expenses............    67,138    67,420    66,418    33,165
General and administrative expenses...     3,125     2,576     2,839     1,539
Depreciation and amortization.........    20,745    21,002    21,347    10,304
                                        --------  --------  --------   -------
Operating income......................    13,303    13,890    13,949     7,199
Interest expense, net.................    15,857    17,453    18,105     8,928
                                        --------  --------  --------   -------
Income (loss) before income taxes and
 extraordinary item...................    (2,554)   (3,563)   (4,156)   (1,729)
                                        --------  --------  --------   -------
Income taxes (benefit)................      (416)     (768)    2,762        50
                                        --------  --------  --------   -------
Loss before extraordinary item........    (2,138)   (2,795)   (6,918)   (1,779)
Extraordinary item (net of tax)/4/....      (833)      --        --       (848)
                                        --------  --------  --------   -------
Net loss..............................  $ (2,971) $ (2,795) $ (6,918)  $(2,627)
                                        ========  ========  ========   =======
BALANCE SHEET DATA (AT END OF PERIOD):
Property and equipment, net...........  $ 50,679  $ 50,593  $ 48,727       --
Total assets..........................   155,827   150,402   143,589       --
Total debt............................   128,737   128,299   128,487       --
Stockholders' equity (deficit)........     1,004    (1,636)   (8,721)      --
FINANCIAL RATIOS AND OTHER DATA (UNAU-
 DITED):
Cash flow from operating activities...  $ 11,842  $ 16,547  $ 17,914   $10,216
Cash used for investing activities....   (16,168)  (18,500)  (16,763)   (6,537)
Cash from (used for) financing activi-
 ties.................................    10,272      (636)     (270)   (1,068)
EBITDA/5/.............................    34,048    34,892    35,296    17,503
Capital expenditures/6/...............    16,563    18,556    16,779     6,944

--------
/1/Certain amounts have been reclassified to conform the presentation above with TCC.
/2/The term "Predecessor" refers to the period in time prior to the Solon
   Acquisition.
/3/Fiscal year 1992 was a 53-week year. All other fiscal years were 52-week years.
/4/Represents extraordinary loss on early extinguishment of debt in 1992 and change of control in the Solon Acquisition on April 5, 1995, net of tax. /5/EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA is used by management and certain investors as an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or
   (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
/6/Capital expenditures include additions to property and equipment and advance rental payments to location owners.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  Business and Sources of Revenue

  The Company is principally engaged in the business of supplying coin-operated laundry equipment services to multi-family housing properties. Prior to giving effect to the Reliable Acquisition, the Company owns and operates approximately 337,000 coin-operated washers and dryers in approximately 30,000 multi-family housing properties on routes located in 30 states and the District of Columbia and in 150 retail laundromats throughout Texas. The Company's routes are located throughout the Northeast, Mid-Atlantic, Southeast, South-Central and Midwest regions of the United States. The Company, through Super Laundry, its wholly-owned subsidiary, is also a construction and laundromat equipment distribution company.

  The Company's most significant revenue source is derived from its route business. The Company provides coin-operated laundry equipment services to locations by leasing designated laundry rooms in buildings, typically on a long-term, renewable basis. In return for the exclusive right to provide laundry equipment services, most of the Company's leases provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. Also included in laundry operating expenses are the cost of servicing and collections in the route business, including, payroll, parts, vehicles and other related items, the cost of sales associated with Super Laundry and certain expenses related to the operation of retail laundromats acquired in the Kwik Wash Acquisition.

  In addition to commission payments, many of the Company's leases require the Company to make advance rental payments to the location owners. These advance payments are capitalized and amortized over the life of the applicable lease.

  Other revenue sources for the Company include (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, individuals, property owners and managers of multi-family housing properties; (ii) operating, maintaining and servicing retail laundromats; and
(iii) constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin machines and parts, and selling service contracts.

  Certain Other Transactions

  On January 31, 1995, in connection with the acquisition of Coinmach Industries Co., L.P. and Super Laundry Co., L.P., certain asset values, primarily contract rights and fixed assets, were recorded at their then fair market value, adjusted to reflect a pro rata allocation of the excess of fair market value of net assets acquired, based on an independent appraisal, over the purchase price.

  On November 30, 1995, TCC merged with Solon (the "Merger") through an exchange of stock, whereupon the surviving corporation changed its name to Coinmach Corporation. Both Solon and TCC were under common ownership commencing April 5, 1995. The Merger was accounted for in a manner similar to a pooling of interests.

  In connection with a series of refinancing transactions on November 30, 1995, the Company issued approximately $196.7 million of Senior Notes (as hereinafter defined) which enabled the Company to, among other things, extend the maturity of its debt obligations, retire the remaining debt of TCC and provide additional working capital.

RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 and the Selected Historical Consolidated Financial Data included in Item 6 of this Form 10-K.

FISCAL YEAR ENDED MARCH 28, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 29, 1996

  The discussion below should be read in conjunction with the following table, which combines the six month transition period ended March 29, 1996 and the period from April 5, 1995 to September 29, 1995 and the combined periods to be referred to as the prior fiscal year (in thousands):

                                             SIX MONTH          PERIOD
                                         TRANSITION PERIOD APRIL 5, 1995 TO
                            YEAR ENDED    ENDED MARCH 29,   SEPTEMBER 29,
                          MARCH 28, 1997       1996              1995       COMBINED
                          -------------- ----------------- ---------------- --------
Revenues................     $206,852        $ 89,070          $ 89,719     $178,789
Laundry operating ex-
 penses.................      139,446          60,536            62,905      123,441
General and administra-
 tive expenses..........        4,613           1,844             2,351        4,195
Depreciation and amorti-
 zation.................       46,316          18,212            18,423       36,635
Stock based compensation
 charge.................        2,152             --                --           --
Restructuring expenses..          --              --              2,200        2,200
                             --------        --------          --------     --------
Operating income (loss).       14,325           8,478             3,840       12,318
Interest expense, net...       26,859          11,999            11,818       23,817
                             --------        --------          --------     --------
Loss before
 extraordinary items and
 income taxes...........      (12,534)         (3,521)           (7,978)     (11,499)
Income tax (benefit) ex-
 pense..................       (2,307)           (998)           (1,862)      (2,860)
                             --------        --------          --------     --------
Loss before extraordi-
 nary items.............      (10,227)         (2,523)           (6,116)      (8,639)
Extraordinary items, net
 of tax.................         (296)         (8,925)              --        (8,925)
                             --------        --------          --------     --------
Net loss................     $(10,523)       $(11,448)         $ (6,116)    $(17,564)
                             ========        ========          ========     ========

  Revenues increased by approximately 16% for the 1997 Fiscal Year as compared to the prior fiscal year. The improvement in revenues was primarily attributable to increased route revenues resulting from internal expansion, the Allied Acquisition, the Kwik Wash Acquisition and an increase in revenues from Super Laundry. During the 1997 Fiscal Year, the Company's installed base increased by approximately 7,500 machines from internal growth due primarily to the elimination of capital constraints existing at Solon prior to the Merger, as compared to a reduction of approximately 750 machines during the twelve months ended March 29, 1996.

  Laundry operating expenses increased by approximately 13% for the 1997 Fiscal Year, as compared to the prior fiscal year. The increase was due primarily to the Allied Acquisition and the Kwik Wash Acquisition as well as an increase in the cost of sales related to Super Laundry's increased sales volume. Such increase in laundry operating expenses was offset by the implementation of cost savings programs in the Company's field operations and the consolidation of certain operating regions.

  General and administrative expenses increased by approximately $0.4 million or 10% for the 1997 Fiscal Year as compared to the prior fiscal year. The increase for the period was due to expenses associated with (i) the implementation of the Company's acquisition strategy, including legal and financial due diligence investigations of potential targets and related costs,
(ii) the development and implementation of procedures for the management of investor relations, and (iii) systems development, refinement and integration. This increase includes a reduction of certain expenses resulting from the consolidation of the Company's corporate staff into its existing facility in Roslyn, New York on September 29, 1995.

  Depreciation and amortization increased by approximately 27% for the 1997 Fiscal Year, as compared to the prior fiscal year, due primarily to the Allied Acquisition and the Kwik Wash Acquisition, as well as an increase in capital expenditures for the installed base of machines resulting from the elimination of capital constraints existing at Solon prior to the Merger. As a result of the Company's acquisition activity since early 1995, the Company incurred approximately $26.8 million in non-cash purchase accounting related depreciation and amortization charges for the 1997 Fiscal Year as compared to $23.6 million for the prior fiscal year.

  The Company incurred restructuring costs of approximately $2.2 million during the twelve months ended March 29, 1996 to cover severance obligations to certain personnel, costs to relocate certain corporate functions to Roslyn, New York, systems integration costs, and expenses related to the consolidation of certain of its regional offices, in each case, as a result of the Solon Acquisition and the Merger.

  The extraordinary items for the 1997 Fiscal Year consisted of costs related to the extinguishment of debt in February, 1997 and the termination of the then existing revolving credit facility. The extraordinary items for the six month period ending March 29, 1996 consisted of costs related to the extinguishment of debt in connection with the Company's refinancing in November 1995.

  Prior to the Offering, Coinmach Laundry issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management. The Company recorded a stock-based compensation charge of approximately $887,000 attributable to the issuance of such stock. In addition, approximately $103,000 of receivables relating to loans to management in connection with prior purchases of Coinmach Laundry's common stock were forgiven and have been recorded as a stock-based compensation charge.

  Coinmach Laundry also granted options to management and certain other individuals to purchase shares of Common Stock at a 15% discount to the initial offering price of the Common Stock. With respect to such options granted to its employees, Coinmach Laundry will record such discount as a stock-based compensation charge over the applicable four year vesting period. Coinmach Laundry also granted to two of its disinterested directors options to purchase up to a total of 120,000 shares of Common Stock. Coinmach Laundry will record the difference between the exercise price of such options and the fair market value of the Common Stock on the date of grant as a stock-based compensation charge over the applicable three year vesting period. During the 1997 Fiscal Year, Coinmach Laundry recorded a stock-based compensation charge of approximately $1,162,000 relating to such options.

  The Company's operating income margin, approximately 7% of revenues for the 1997 Fiscal Year, was equal to that for the twelve month's ended March 29, 1996.

  Interest expense, net, increased by approximately 13% for the 1997 Fiscal Year as compared to the prior year due primarily to the Company's refinancing in November 1995 as well as entering into the Credit Agreement in January 1997. Partially offsetting this increase in interest expense was the decrease in the effective interest rate applied against outstanding borrowings as the result of such refinancing, as well as interest income earned on excess cash balances generated from operations.

  EBITDA/2/ was approximately $62.8 million (before deduction for stock-based compensation charges) for the 1997 Fiscal Year as compared to approximately $51.2 million (before deduction for restructuring costs) for the prior fiscal year, representing an improvement of approximately 23%. EBITDA margins improved to approximately 30% of revenues for the current year compared to approximately 29% of revenues for the prior year.
--------
/2EBITDA/represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

SIX MONTH TRANSITION PERIOD ENDED MARCH 29, 1996 COMPARED TO THE PERIOD OCTOBER 1, 1994 TO APRIL 4, 1995

  Prior to the merger of Solon and TCC, Solon's fiscal year was the fifty-two or fifty-three week period ended on the Friday nearest September 30. Effective upon the Merger, the Company changed its fiscal year end to the Friday nearest to March 31.
  The discussion below should be read in conjunction with the following table which combines the operating results of Solon and TCC for the period October 1, 1994 to April 4, 1995 (the predecessor period) (in thousands). The operating results of TCC are reflected in order to present comparable data.

                                               PERIOD FROM OCTOBER 1, 1994
                                 SIX MONTH          TO APRIL 4, 1995
                             TRANSITION PERIOD ---------------------------------
                                   ENDED          (PREDECESSOR)/1/,/2/
                              MARCH 29, 1996
                              (SUCCESSOR)/1/     TCC       SOLON     COMBINED
                             ----------------- ---------  ---------  -----------
Revenues....................     $ 89,070      $  35,789  $  52,207  $  87,996
Laundry operating expenses..       60,536         28,253     33,165     61,418
General and administrative
 expenses...................        1,844          1,345      1,539      2,884
Depreciation and amortiza-
 tion.......................       18,212          6,009     10,304     16,313
                                 --------      ---------  ---------  ---------
Operating income............        8,478            182      7,199      7,381
Interest expense, net.......       11,999          2,464      8,928     11,392
Other expense...............          --           1,341        --       1,341
                                 --------      ---------  ---------  ---------
Loss before extraordinary
 item and income taxes......       (3,521)        (3,623)    (1,729)    (5,352)
Income tax (benefit) ex-
 pense......................         (998)             4         50         54
                                 --------      ---------  ---------  ---------
Loss before extraordinary
 item.......................       (2,523)        (3,627)    (1,779)    (5,406)
Extraordinary item, net of
 tax........................       (8,925)           --        (848)      (848)
                                 --------      ---------  ---------  ---------
Net loss....................     $(11,448)     $  (3,627) $  (2,627) $  (6,254)
                                 ========      =========  =========  =========

--------
/1/The term "Predecessor" refers to the period in time prior to the Solon
   Acquisition. The term "Successor" refers to the period in time after the Solon Acquisition and includes the historical results of Solon which have been restated to include the pooling of interests of TCC. Successor is presented on a different basis of accounting and, therefore, is not comparable to the Predecessor.
/2/Certain reclassifications have been made to conform to the 1996 presentation.

  Revenues for the six month transition period ended March 29, 1996 were approximately 1.2% higher than combined revenues for the prior period. The improvement in revenues consisted primarily of increased revenues from Super Laundry of approximately $2.5 million. Such improvement was partially offset by a decrease of approximately $1.4 million in revenues from the route business. The average machine base for the six month transition period ended March 29, 1996 was approximately 1.4% lower than the prior period primarily as the result of constraints on available capital prior to the Merger. From September 30, 1995, through March 29, 1996, the Company successfully implemented a program to maintain its base of installed machines and eliminate any additional erosion. The effect of the decreased number of machines was partially offset by increased revenue per machine from price increases.

  Laundry operating expenses decreased by approximately 1.4% primarily as the result of decreased expenses of approximately $0.8 million related to implementation of cost savings programs in the Company's field operations and a decrease in commission expense of approximately 2.3%. These decreases were partially offset by an increase in the cost of sales related to the increased volume of Super Laundry.

  General and administrative expenses decreased by approximately $1.0 million, or 36.1%, primarily due to the consolidation of corporate staff by closing Solon's Philadelphia, Pennsylvania office and combining its operations into the Company's existing facility in Roslyn, New York on September 29, 1995.

  Depreciation and amortization increased by approximately $1.9 million or 11.6% due primarily to purchase accounting adjustments resulting from the Solon Acquisition.

  Interest expense, net, increased by approximately 5.3%. Approximately $1.8 million of such increase was due primarily to the increased debt level that resulted from the Company's refinancing in November 1995. Offsetting this increase is approximately $0.8 million due to the decrease in the effective interest rate as the result of such refinancing. The increased debt resulted in an excess cash balance, which was contemplated to be used for working capital purposes and for future acquisition opportunities.

  The extraordinary item for the six month transition period ending March 29, 1996, consisted of costs related to the extinguishment of debt in connection with the Company's refinancing in late 1995. The extraordinary item for the period ended April 4, 1995, consisted of costs related to the change in control in connection with the Solon Acquisition.

PERIOD APRIL 4, 1995 TO SEPTEMBER 29, 1995 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1994

  The discussion below should be read in conjunction with the following table which combines the Predecessor period for the six months ended September 30, 1994 (in thousands):

                                PERIOD APRIL 5, 1995
                                         TO              SIX MONTHS ENDED
                                 SEPTEMBER 29, 1995     SEPTEMBER 30, 1994
                                -------------------- --------------------------
                                   (SUCCESSOR)/1/      (PREDECESSOR)/1/,/2/
                                                       TCC     SOLON   COMBINED
                                                     -------  -------  --------
Revenues.......................       $89,719        $37,154  $51,577  $88,731
Laundry operating expenses.....        62,905         28,576   32,337   60,913
General and administrative ex-
 penses........................         2,351          1,123    1,444    2,567
Depreciation and amortization..        18,423          7,576   10,966   18,542
Restructuring costs............         2,200            --       --       --
                                      -------        -------  -------  -------
Operating income (loss)........         3,840           (121)   6,830    6,709
Interest expense, net..........        11,818          2,214    9,053   11,267
                                      -------        -------  -------  -------
Loss before income taxes.......        (7,978)        (2,335)  (2,223)  (4,558)
Income tax (benefit) expense...        (1,862)            24    3,208    3,232
                                      -------        -------  -------  -------
Net Loss.......................       $(6,116)       $(2,359) $(5,431) $(7,790)
                                      =======        =======  =======  =======

--------
/1/The term "Predecessor" refers to the period in time prior to the Solon
   Acquisition. The term "Successor" refers to the period in time after the Solon Acquisition and includes the historical results of Solon which have been restated to include the pooling of interests of TCC. Successor is presented on a different basis of accounting and therefore, is not comparable to the Predecessor.
/2/Certain reclassifications have been made to conform to the 1995 presentation.

  Revenues for the period April 5, 1995 to September 29, 1995 were approximately 1.1% higher than combined revenues for the prior period. The improvement in revenues consisted primarily of increased revenues from Super Laundry of approximately $1.3 million. Such improvement was partially offset by a decrease of approximately $0.3 million in revenues from routes, primarily due to a 2.0% decline in the average number of laundry machines on location, due to constraints on capital prior to the Merger. The effect of the decreased number of machines was partially offset by increased revenue per machine of approximately 1.6% primarily due to price increases.

  Laundry operating expenses increased by approximately 3.3%, primarily due to an increase of $1.0 million in the cost of sales related to the increase in Super Laundry revenue. The remaining increase is primarily the result of the method of accounting for installation costs applied in the Successor period. This increase is the result of increased cost of sales related to the increased volume of Super Laundry. In addition, the Company's commission expense decreased by approximately 1.0%.

  General and administrative expenses decreased by approximately $0.2 million, or 8.4% primarily due to a decrease in the corporate staff.

  The Company provided for restructuring costs of approximately $2.2 million to cover severance payments to certain of Solon's management, administrative and regional personnel, costs to relocate Solon's financial and administrative functions to Roslyn, New York, costs to integrate certain financial and operating systems, and costs related to the consolidation of certain of Solon's regional offices.

  Interest expense, net, increased to approximately 4.9% primarily due to an increase in the interest rate on TCC's revolver, which was based on the prime lending rate.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("FAS 128"). This standard changes the method of calculating earnings per share and will be effective for periods ending after December 15, 1997. Earlier application is not permitted. However, when adopted all prior period earnings per share data presented will be required to be restated to conform with the new standard. The Company anticipates that the impact of FAS 128 will not be material on the calculation of earnings per share.

  Effective March 30, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting treatment for long-lived assets that are expected to be disposed of. The effect of the Company's adoption of FAS 121 did not have an effect on the Company's results of operations or financial condition for the 1997 Fiscal Year.

  In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company has elected to account for stock-based compensation awards pursuant to the provisions of Accounting Principles Board Opinion No. 25, as permitted by FAS 123.

LIQUIDITY AND CAPITAL RESOURCES

  The Company continues to have substantial indebtedness and debt service requirements. At March 28, 1997, the Company had outstanding long-term debt of approximately $345.5 million and stockholders' equity of approximately $22.0 million.

 FINANCING ACTIVITIES

  Senior Notes

  In December 1995, the Company issued 11 3/4% Senior Notes due 2005 pursuant to the terms of an indenture, between the Company and Fleet Bank of Connecticut (formerly Shawmut Bank Connecticut, National Association) (as amended, the "Indenture") in an aggregate principal amount of $196,655,000. On March 28, 1996, the Company consummated a registered exchange offer, pursuant to which all issued and outstanding 11 3/4% Senior Notes due 2005 were exchanged for Series B 11 3/4% Senior Notes due 2005 (the "Senior Notes").

  The Senior Notes, which mature on November 15, 2005, are unsecured senior obligations of Coinmach Corporation, a wholly-owned subsidiary of Coinmach Laundry ("Coinmach Corporation") and are redeemable, at the Company's option, in whole or in part at any time or from time to time, on and after November 15, 2000, upon not less than 30 nor more than 60 days notice, at the redemption prices set forth in the Indenture, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

  The Indenture contains a number of restrictive covenants and agreements, including covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of Coinmach Corporation or its subsidiaries, the purchase, redemption or other acquisition of any capital stock of Coinmach Corporation, the voluntary prepayment of subordinated indebtedness, or an Investment (as defined in the Indenture) in any other person or entity); (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on sales of assets;
(vi) limitation on sale and leaseback transactions; (vii) limitation on conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) limitation on consolidations, mergers and sales of substantially all of the assets of Coinmach Corporation.

  The events of default under the Indenture include provisions that are typical of senior unsecured debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding Senior Notes may declare all unpaid principal and accrued interest on all of the Senior Notes to be immediately due and payable.

  Upon the occurrence of a Change of Control (as defined in the Indenture), each holder of Senior Notes will have the right to require that the Company purchase all or a portion of such holder's Senior Notes pursuant to the offer described in the Indenture, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

  Redemption of 12 3/4% Senior Notes due 2001

  On February 18, 1997, Coinmach Corporation redeemed its outstanding 12 3/4% Senior Notes due 2001 at a redemption price of 106.375% of the principal amount thereof, together with accrued interest from January 15, 1997 to February 18, 1997, in an aggregate amount of approximately $5.4 million.

  New Credit Facility

  On January 8, 1997, the Company entered into the Credit Agreement with Bankers Trust Company, First Union National Bank of North Carolina, Lehman Commercial Paper, Inc. and other lending institutions named therein (collectively, the "Banks"), which provides for the New Credit Facility. The New Credit Facility replaced the Company's then existing credit facility. The New Credit Facility, as amended effective June 2, 1997, and prior to any principal installment payments, consists of a $70 million revolving credit facility and a $190 million term loan facility, which is comprised of a Tranche A term loan in the amount of $30.0 million, payable quarterly commencing March 1997, and a Tranche B term loan in the amount of $160.0 million, payable semi-annually commencing June 1997. The New Credit Facility also provides for up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $5 million.

  At March 28, 1997, $130 million was outstanding under the Credit Agreement. Effective June 2, 1997, the Credit Agreement was amended to, among other things, increase the Tranche B portion of the term loan facility to $160.0 million.

  Subject to the terms and conditions of the Credit Agreement, the Company may, at its option, convert Base Rate Loans (as defined in the Credit Agreement) into Eurodollar Loans (as defined in the Credit Agreement). Interest on the Company's borrowings under the Credit Agreement is payable at a rate per annum no greater than the sum of the Applicable Base Rate Margin plus the Base Rate or the sum of the Applicable Eurodollar Margin plus the Eurodollar Rate (in each case, as defined in the Credit Agreement).

  Indebtedness under the Credit Agreement is secured by all of the Company's real and personal property. Coinmach Laundry has guaranteed the indebtedness under the Credit Agreement and pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach Corporation.

  The Credit Agreement contains a number of restrictive covenants and agreements, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of Coinmach Laundry or its subsidiaries or the purchase, redemption or other acquisition of any capital stock of Coinmach Laundry or its subsidiaries); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Credit Agreement); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain equity securities of the Company; and (xiii) creation of subsidiaries. The Credit Agreement also requires that the Company satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.

  The Credit Agreement contains certain events of default, including the following: (i) the failure of the Company to pay any of its obligations under the Credit Agreement when due; (ii) certain failures by the Company to pay principal or interest on indebtedness or certain breaches or defaults by the Company in respect of certain indebtedness, in each case, after the expiration of any applicable grace periods; (iii) certain defaults by the Company in the performance or observance of the agreements or covenants under the Credit Agreement or related agreements, beyond any applicable cure periods; (iv) the falsity in any material respect of certain of the Company's representations or warranties under the Credit Agreement; (v) certain judgments against the Company; and (vi) certain events of bankruptcy or insolvency of the Company.

 OPERATING ACTIVITIES

  The Company's level of indebtedness will have several important effects on its future operations including, but not limited to, the following: (i) a significant portion of the Company's cash flow from operations will be required to pay interest on its indebtedness and will not be available for other purposes; (ii) the financial covenants contained in certain of the agreements governing the Company's indebtedness will require the Company to meet certain financial tests and will limit its ability to borrow additional funds or to dispose of assets; (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (iv) the Company's ability to adapt to changes in the coin-operated laundry equipment services industry and to economic conditions in general could be limited.

  The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the 1997 Fiscal Year were approximately $213.0 million (including approximately $16.2 million of promissory notes). Of such amount, the Company spent approximately $171.5 million (including approximately $16.2 million of promissory notes) in acquisition and related transaction costs, including the Kwik Wash Acquisition and the Allied Acquisition, and approximately $12.4 million related to a net increase in the installed base of machines. The balance was used to maintain the existing base and for general corporate purposes. The full impact on revenues and EBITDA generated from capital expended on acquisitions and the net increase in the installed base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on the timing of the capital expended. The Company anticipates that capital expenditures, excluding acquisitions and internal growth, will be approximately $38.0 million for the twelve months ending March 31, 1998. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

  The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. The Company is required to make monthly cash interest payments pursuant to the Credit Agreement and semi-annual cash interest payments on the Senior Notes.

  Management believes that the Company's future operating activities will generate sufficient cash flow to repay borrowings under the Senior Notes, the New Credit Facility, the Kwik Wash Note and the AW Notes and to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the Indenture or in the Credit Agreement could result in an acceleration of all amounts due under the Senior Notes and the New Credit Facility. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the Credit Agreement or the Indenture.

 CERTAIN ACCOUNTING TREATMENT

  The Company's depreciation and amortization expenses, aggregating approximately $46.3 million for the 1997 Fiscal Year, have the effect of reducing net income but not operating cash flow. In accordance with generally accepted accounting principles, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods of up to 15 years. Although such accounting treatment can have a favorable effect on operating cash flow by reducing taxes, such treatment also reduces net income.

INFLATION AND SEASONALITY

  In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation, and the effects of inflation may be experienced by the Company in future periods. Management believes that such effects have not been nor will be material to the Company. The Company's business generally is not seasonal.

FORWARD LOOKING STATEMENTS

  This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward looking statements and information that are based on the beliefs of the Company's management as well as estimates and assumptions made by, and information currently available to, the Company's management. When used in SEC Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, competitors, legislative, regulatory, judicial and other governmental authorities. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Audited consolidated financial statements and the notes thereto are contained in pages F-1 through F-22 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There were no disagreements with accountants on accounting and financial disclosure. A change in accountants, effective on May 30, 1995, was reported on the Company's Form 8-K, dated June 2, 1995.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

  Information concerning the directors and executive officers of the Company is set forth in the Proxy Statement to be provided to stockholders in connection with the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Security Ownership of the Company-Section 16(a) Beneficial Ownership Reporting Compliance" and each of the headings "Election of Directors" and "Executive Officers," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of the Company," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report:

    (1) Financial Statements-see Index to Financial Statements appearing on Page F-1.

    (2) Exhibits:

  EXHIBIT
 NUMBER/1/                              DESCRIPTION
 ---------                              -----------
    3.1    Third Amended and Restated Certificate of Incorporation of Coinmach
           Laundry (incorporated by reference from exhibit 3.1 to Coinmach
           Laundry's Form 10-Q for the quarterly period ended September 27,
           1996, file number 1-11907)
    3.2    Certificate of Powers, Designations, Preferences and Relative
           Participating, Optional and other Special Rights of Series A
           Preferred Stock and Qualifications, Limitations and Restrictions
           Thereof (incorporated by reference from exhibit 3.2 to Coinmach
           Laundry's Form 10-Q for the quarterly period ended June 28, 1996, file number 1-11907)
    3.3    Third Amended and Restated Bylaws of Coinmach Laundry (incorporated by reference from exhibit 3.1 to Coinmach Laundry's Form 10-Q for the quarterly period ended September 27, 1996, file number 1-11907)
   10.1    Indenture, dated as of November 30, 1995, by and between Coinmach
           Corporation ("Coinmach"), as Issuer, and Fleet National Bank of
           Connecticut (formerly, Shawmut Bank Connecticut, National
           Association), as Trustee (incorporated by reference from exhibit number 4.1 to Coinmach's Registration Statement on Form S-1, file number 333-00620)
   10.2    First Supplemental Indenture, dated as of December 11, 1995, by and between Coinmach, as Issuer, and Fleet National Bank of Connecticut
           (formerly, Shawmut Bank Connecticut, National Association), as
           Trustee (incorporated by reference from exhibit number 4.2 to
           Coinmach's Registration Statement on Form S-1, file number 333-
           00620)
   10.3    First Supplemental Indenture, dated as of November 28, 1995, by and between Solon Automated Services, Inc. ("Solon") and U.S. Trust
           Company of New York, as Trustee (incorporated by reference from exhibit number 4.3 to Coinmach's Registration Statement on Form S-1, file number 333-00620)
   10.4    Registration Rights Agreement, dated as of November 30, 1995, by and between Coinmach and Lazard Freres & Co. LLC ("Lazard"), as Initial
           Purchaser (incorporated by reference from exhibit number 4.6 to
           Coinmach's Registration Statement on Form S-1, file number 333-
           00620)
   10.5    Addendum to Registration Rights Agreement, dated December 14, 1995, by and between Coinmach and Lazard, as Initial Purchaser
           (incorporated by reference from exhibit number 4.8 to Coinmach's
           Registration Statement on Form S-1, file number 333-00620)
   10.6    Employment Agreement, dated as of August 4, 1995, by and between
           Solon and John E. Denson (incorporated by reference from exhibit number 10.13 to Coinmach's Registration Statement on Form S-1, file number 333-00620)
   10.7    Employment Agreement, dated as of July 1, 1995, by and between
           Solon, Michael E. Stanky and GTCR Fund IV (incorporated by reference from exhibit number 10.14 to Coinmach's Registration Statement on
           Form S-1, file number 333-00620)
   10.8    Equity Purchase Agreement, dated as of July 26, 1995, between GTCR
           Fund IV and SAS Acquisitions Inc. ("SAS"), subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.21 to Coinmach Laundry's
           Registration Statement on Form S-1, file number 333-03587)
   10.9    Investor Purchase Agreement, dated as of July 26, 1995, among SAS,
           GTCR Fund IV, Heller Financial, Inc. ("Heller"), Jackson National
           Life Insurance Company, Jackson National Life Insurance Company of
           Michigan, James N. Chapman, Michael E. Marrus, Harvard, MCS Capital,
           Inc., Mitchell Blatt, and Michael Stanky, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.22 to Coinmach Laundry's
           Registration Statement on Form S-1, file number 333-03587)

--------
/1/Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

  EXHIBIT
 NUMBER/1/                              DESCRIPTION
 ---------                              -----------
   10.10   Executive Stock Agreement, dated as of July 26, 1995, among SAS,
           GTCR Fund IV, MCS Capital, Inc., Mitchell Blatt, Robert M. Doyle and
           Michael Stanky (with spousal consents), subsequently amended by the
           Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.23 to Coinmach Laundry's
           Registration Statement on Form S-1, file number 333-03587)
   10.11   Stockholders Agreement, dated as of July 26, 1995, among SAS and
           GTCR Fund IV, Robert M. Doyle, Heller, Jackson National Life
           Insurance Company, Jackson National Life Insurance Company of
           Michigan, James N. Chapman, Michael E. Marrus, Harvard, MCS Capital,
           Inc., Mitchell Blatt, and Michael Stanky (collectively, the "SAS
           Stockholders") (incorporated by reference from exhibit number 10.24 to Coinmach Laundry's Registration Statement on Form S-1, file number 333-03587)
   10.12   Registration Agreement, dated as of July 26, 1995, among SAS and each of the SAS Stockholders, subsequently amended by the Omnibus
           Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.25 to Coinmach Laundry's Registration Statement on
           Form S-1, file number 333-03587)
   10.13   Management and Consulting Services Agreement, dated as of July 26,
           1995, between SAS and GTCR IV, L.P. (incorporated by reference from exhibit number 10.26 to Coinmach Laundry's Registration Statement on
           Form S-1, file number 333-03587)
   10.14   Supply Agreement, dated July 26, 1995, by and among SAS, Solon and
           Speed Queen Company (incorporated by reference from exhibit number
           10.16 to Coinmach's Registration Statement on Form S-1, file number
           333-00620)
   10.15   Dealer Manager Agreement, dated October 20, 1995, by and among TCC,
           Solon, Lazard and Fieldstone Private Capital Group, L.P.
           (incorporated by reference from exhibit number 10.17 to Coinmach's
           Registration Statement on Form S-1, file number 333-00620)
   10.16   Purchase Agreement, dated November 15, 1995, by and among TCC, Solon and Lazard (incorporated by reference from exhibit number 10.18 to
           Coinmach's Registration Statement on Form S-1, file number 333-00620)
   10.17   Addendum to Purchase Agreement, dated December 11, 1995, by and between Coinmach and Lazard (incorporated by reference from exhibit number 10.19 to Coinmach's Registration Statement on Form S-1, file number 333-00620)
   10.18   Omnibus Agreement, dated as of November 30, 1995, among SAS, Solon,
           TCC and each of the other parties executing a signature page thereto
           (the "Omnibus Agreement") (incorporated by reference from exhibit number 10.20 to Coinmach's Registration Statement on Form S-1, file number 333-00620)
   10.19   Credit Agreement, dated as of November 30, 1995, by and between
           Coinmach, as Borrower and Heller Financial, Inc. ("Heller")
           (incorporated by reference from exhibit number 10.21 to Coinmach's
           Registration Statement on Form S-1, file number 333-00620)
   10.20   First Amendment to Credit Agreement, dated as of December 9, 1995, by and among Coinmach, Heller, SAS, and Super Laundry Equipment
           Corp. ("SLEC") (incorporated by reference from exhibit number 10.22 to Coinmach's Registration Statement on Form S-1, file number
           333-00620)
   10.21   Form of Note, dated November 30, 1995, of Coinmach in favor of
           Heller (included as an exhibit to Exhibit 10.26 hereto)
           (incorporated by reference from exhibit number 10.23 to Coinmach's
           Registration Statement on Form S-1, file number 333-00620)
   10.22   Pledge Agreement, dated as of November 30, 1995, by and between
           Coinmach and Heller (incorporated by reference from exhibit number
           10.24 to Coinmach's Registration Statement on Form S-1, file number
           333-00620)
   10.23   Guaranty, dated as of January 31, 1995, by Super Laundry Management
           Corp. in favor of Heller (incorporated by reference from exhibit number 10.25 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

--------
/1/Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

  EXHIBIT
 NUMBER/1/                              DESCRIPTION
 ---------                              -----------
   10.24   Guaranty, dated as of November 30, 1995, by SLEC in favor of Heller
           (incorporated by reference from exhibit number 10.26 to Coinmach's
           Registration Statement on Form S-1, file number 333-00620)
   10.25   Security Agreement, dated as of November 30, 1995, by and between
           Coinmach and Heller (incorporated by reference from exhibit number
           10.27 to Coinmach's Registration Statement on Form S-1, file number
           333-00620)
   10.26   Security Agreement, dated as of November 30, 1995, by and between
           SLEC and Heller (incorporated by reference from exhibit number 10.28 to Coinmach's Registration Statement on Form S-1, file number 333-
           00620)
   10.27   Collateral Assignment of Leases of Coinmach to Heller, dated as of
           November 30, 1995 (incorporated by reference from exhibit number
           10.29 to Coinmach's Registration Statement on Form S-1, file number
           333-00620)
   10.28   Collateral Assignment of Leases of SLEC to Heller, dated as of
           November 30, 1995 (incorporated by reference from exhibit number
           10.30 to Coinmach's Registration Statement on Form S-1, file number
           333-00620)
   10.29   Amended and Restated Management and Consulting Services Agreement,
           dated as of November 30, 1995, by and between GTCR Fund IV and SAS
           (incorporated by reference from exhibit number 10.42 to Coinmach
           Laundry's Registration Statement on Form S-1, file number 333-03587)
   10.30   Amended and Restated Stockholders Agreement, dated as of November
           30, 1995, among SAS and the signatories thereto (incorporated by reference from exhibit number 10.43 to Coinmach Laundry's
           Registration Statement on Form S-1, file number 333-03587)
   10.31   Second Amended and Restated 1996 Employee Stock Option Plan of
           Coinmach Laundry (incorporated by reference from exhibit 10.1 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended
           September 27, 1996 file number 1-11907)
   10.32   Reclassification Agreement among Coinmach Laundry and the
           signatories thereto, dated July 17, 1996 (incorporated by reference from exhibit 10.45 to Coinmach Laundry's Form 10-Q for the quarterly period ended June 28, 1996, file number 1-11907)
   10.33   Option Agreement between Coinmach Laundry and MCS Capital, Inc., dated July 23, 1996 (incorporated by reference from exhibit 10.46 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended June 28,
           1996, file number 1-11907)
   10.34   Option Agreement between Coinmach Laundry and Ronald S. Brody, dated
           July 23, 1996 (incorporated by reference from exhibit 10.47 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended June 28,
           1996, file number 1-11907)
   10.35   Option Agreement between Coinmach Laundry and James N. Chapman, dated July 23, 1996 (incorporated by reference from exhibit 10.48 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended June 28,
           1996, file number 1-11907)
   10.36   Option Agreement between Coinmach Laundry and Robert M. Doyle, dated
           July 23, 1996 (incorporated by reference from exhibit 10.49 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended June 28,
           1996, file number 1-11907)
   10.37   Option Agreement between Coinmach Laundry and Michael E. Stanky, dated July 23, 1996 (incorporated by reference from exhibit 10.50 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended June 28,
           1996, file number 1-11907)
   10.38   Option Agreement between Coinmach Laundry and David A. Siegel, dated
           July 23, 1996 (incorporated by reference from exhibit 10.51 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended June 28,
           1996, file number 1-11907)
   10.39   Option Agreement between Coinmach Laundry and R. Daniel Osborne, dated July 23, 1996 (incorporated by reference from exhibit 10.52 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended June 28,
           1996, file number 1-11907)

--------
/1/Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

  EXHIBIT
 NUMBER/1/                              DESCRIPTION
 ---------                              -----------
   10.40   Option Agreement between Coinmach Laundry and John E. Denson, dated
           July 23, 1996 (incorporated by reference from exhibit 10.53 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended June 28,
           1996, file number 1-11907)
   10.41   Form of Option Agreement Relating to the Second Amended and Restated
           1996 Employee Stock Option Plan (incorporated by reference from exhibit 10.2 to Coinmach Laundry's Form 10-Q for the quarterly period ended September 27, 1996, file number 1-11907)
   10.42   Omnibus Amendment to Option Agreements, dated as of September 17,
           1996, by and among Coinmach Laundry, MCS Capital, Inc., Ronald S.
           Brody, James N. Chapman, Robert M. Doyle, Michael E. Stanky, David
           E. Siegel, R. Daniel Osborne, John E. Denson, James McDonnell,
           Russell Harrison, Charles Prato and Michael E. Marrus (incorporated by reference from exhibit 10.3 to Coinmach Laundry's Form 10-Q for the quarterly period ended September 27, 1996, file number 1-11907)
   10.43   Option Agreement, dated as of September 17, 1996, by and between
           Coinmach Laundry and Arthur B. Laffer (incorporated by reference from exhibit 10.4 to Coinmach Laundry's Form 10-Q for the quarterly period ended September 27, 1996, file number 1-11907)
   10.44   Option Agreement, dated as of September 17, 1996, by and among
           Coinmach Laundry and Stephen G. Cerri (incorporated by reference from exhibit 10.5 to Coinmach Laundry's Form 10-Q for the quarterly period ended September 27, 1996, file number 1-11907)
   10.45   Waiver of Registration Rights, dated May 8, 1996 among Coinmach
           Laundry and the signatories thereto (incorporated by reference from exhibit number 10.54 to Coinmach Laundry's Registration Statement on
           Form S-1, file number 333-03587)
   10.46   Voting Agreement among Coinmach Laundry and the signatories thereto, dated July 23, 1996 (incorporated by reference from exhibit 10.55 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended June 28,
           1996, file number 1-11907)
   10.47   Termination Agreement, dated as of July 23, 1996, by and between
           GTCR IV, L.P. and Coinmach Laundry (incorporated by reference from exhibit 10.56 to Coinmach Laundry's Form 10-Q for the quarterly period ended June 28, 1996, file number 1-11907)
   10.48   Commitment Letter, dated November 22, 1996, from Bankers Trust
           Company ("Bankers Trust"), First Union Bank of North Carolina
           ("First Union") and Lehman Commercial Paper, Inc. ("Lehman"),
           addressed to Coinmach Laundry (incorporated by reference from exhibit 10.1 to Coinmach Laundry's Form 10-Q for the quarterly period ended December 27, 1996, file number 1-11907)
   10.49   Stock Purchase Agreement, dated November 25, 1996, by and among
           Tamara Lynn Ford, Robert Kyle Ford, Traci Lea Ford, Tucker F.
           Enthoven, Richard F. Enthoven, Richard Franklin Ford, Jr., Trustee
           u/d/t February 4, 1994, KWL, Inc., Kwik-Wash Laundries, Inc., Kwik
           Wash Laundries, L.P. and Coinmach (the "Stock Purchase Agreement")
           (incorporated by reference from exhibit 10.2 to Coinmach Laundry's
           Form 10-Q for the quarterly period ended December 27, 1996, file number 1-11907)
   10.50   First Amendment to Stock Purchase Agreement, dated as of January 8,
           1997 (incorporated by reference from exhibit 10.3 to Coinmach
           Laundry's Form 10-Q for the quarterly period ended December 27,
           1996, file number 1-11907)
   10.51   Registration Rights Agreement, dated as of March 14, 1997, between
           Coinmach and Atlanta Washer & Dryer Leasing, Inc.
   10.52   Amended and Restated Employment Agreement, dated as of June 1, 1996, by and between Coinmach and John E. Denson (incorporated by reference from exhibit 10.56 to Coinmach Laundry's Registration
           Statement on Form S-1, file number 333-03587)
   10.53   Promissory Note, dated February 11, 1997, of Stephen R. Kerrigan in favor of Coinmach
   10.54   Underwriting Agreement, dated July 17, 1996, by and among Coinmach
           Laundry and Lehman Brothers, Inc., Dillon, Read & Co., Inc., Lazard
           and Fieldstone FPCG Services, L.P. (collectively, the
           "Representatives")

--------
/1/Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

  EXHIBIT
 NUMBER/1/                              DESCRIPTION
 ---------                              -----------
   10.55   Lock-Up Agreement, dated July 23, 1996, among Coinmach Laundry and the Representatives
   10.56   Promissory Note, dated January 8, 1997, of Coinmach Laundry in favor of Richard F. Enthoven, as agent for Tamara Lynn Ford, Richard Kyle
           Ford, Traci Lea Ford, Tucker F. Enthoven, Richard F. Enthoven, and
           Richard Franklin Ford, Jr., Trustee u/d/t February 4, 1994
   10.57   Tax Cooperation Agreement, dated as of January 8, 1997, by and among
           Kwik Wash Laundries, L.P., KWL, Inc., Kwik-Wash Laundries, Inc.,
           Coinmach and the Sellers
   10.58   Consulting Services Agreement, dated as of January 8, 1997, by and between Richard F. Enthoven and Coinmach
   10.59   Credit Agreement dated January 8, 1997, among Coinmach, the Lending
           Institutions listed therein, Bankers Trust Company ("Bankers
           Trust"), First Union National Bank of North Carolina ("First Union")
           and Lehman Commercial Paper, Inc. ("Lehman")
   10.60   Tranche A Term Notes, each dated January 8, 1997, by Coinmach in favor of each of Bankers Trust, First Union, Lehman, Heller, The
           Nippon Credit Bank, Ltd., Credit Lyonnais New York Branch, Bank of
           Scotland and Bank of Boston
   10.61   Tranche B Term Notes, each dated January 8, 1997, by Coinmach in favor of each of Bankers Trust, First Union, Lehman, Fleet National
           Bank, Heller, The Nippon Credit Bank, Ltd., Bank of Scotland, Bank
           of Boston, Massachusetts Mutual Life Insurance Company, Pilgrim
           America Prime Rate Trust, Prime Income Trust, The Ing Capital Senior
           Secured High Income Fund, L.P., and Merrill Lynch Senior Floating
           Rate Fund, Inc.
   10.62   Revolving Notes, each dated January 8, 1997, by Coinmach in favor of each of Bank of Boston, Bankers Trust, First Union, Lehman, Fleet
           National Bank, Heller, The Nippon Credit Bank, Ltd., Credit Lyonnais
           New York Branch, and Bank of Scotland
   10.63   Swing Line Note, dated January 8, 1997, in the principal amount of
           $5,000,000 in favor of Bankers Trust
   10.64   Holders Pledge Agreement, dated January 8, 1997, made by Coinmach
           Laundry to Bankers Trust and Richard F. Enthoven, as Seller Agent
   10.65   Borrower Pledge Agreement, dated January 8, 1997, made by Coinmach to Bankers Trust
   10.66   Security Agreement, dated January 8, 1997, between Coinmach and
           Bankers Trust and the Assignment of Security Interest in United
           States Trademarks and Patents
   10.67   Collateral Assignment of Leases, dated January 8, 1997, by Coinmach in favor of Bankers Trust
   10.68   Collateral Assignment of Location Leases, dated January 8, 1997, by
           Coinmach in favor of Bankers Trust
   10.69   Amendment to Investor Purchase Agreements, dated January 8, 1997, by and among Coinmach Laundry, GTCR Fund IV, Coinmach, Heller Jackson
           National Life Insurance Company, individually and as successor by merger with Jackson National Life Insurance Company of Michigan
           (collectively, "JNL"), Harvard, James N. Chapman and Michael E.
           Marrus
   10.70   Amendment to Investor Purchase Agreement, dated January 8, 1997, by and among Coinmach Laundry, GTCR Fund IV, Heller, JNL, Harvard, MCS
           Capital, Inc., James N. Chapman, Michael E. Marrus, Mitchell Blatt
           and Michael Stanky
   10.71   Promissory Note, dated March 24, 1997, of John E. Denson in favor of
           Coinmach
   10.72   Deed of Trust, Security Agreement, Assignment of Leases, Rents and
           Profits, Financing Statement and Fixture Filing, made by Coinmach to
           Bankers Trust, as executed on March 27, 1997 and recorded with the
           County Clerk of Dallas County, Texas on April 7, 1997
   11.1    Pro Forma Computation of Loss Per Common Share
   16.1    Letter, dated June 29, 1995, from Arthur Andersen LLP to the
           Securities and Exchange Commission regarding change in certifying accountants (incorporated by reference from exhibit number 16.1 to
           Coinmach's Registration Statement on Form S-1, file number 333-
           00620)
   21.1    Subsidiaries of Coinmach Laundry
   27.1    Financial Data Schedule

--------
/1/Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

  (b) Reports on Form 8-K:

  Registrant filed a report on Form 8-K, dated January 8, 1997, as amended by a Form 8-K/A and Form 8-K/A Amendment No. 2, reporting the Kwik Wash Acquisition and New Credit Facility. Such Form 8-K, as amended, also included the following financial statements:

    1. Financial Statements.

      The audited combined financial statements of Kwik Wash Laundries, Inc. and KWL, Inc. for the years ended December 31, 1996, 1995 and 1994, together with auditors' report thereon.

    2. Pro forma financial information.

      The unaudited pro forma combined financial statements of Coinmach
       Laundry Corporation for the nine-month period ended December 27, 1996 and for the year ended March 29, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF ROSLYN, STATE OF NEW YORK ON JUNE 13, 1997.

                                          COINMACH LAUNDRY CORPORATION

                                                  /s/ STEPHEN R. KERRIGAN
                                          By: _________________________________
                                                 Stephen R. Kerrigan
                                                     Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                                                 /s/ STEPHEN R. KERRIGAN
Date: June 13,                              By: ____________________________
1997                                               Stephen R. Kerrigan
                                           Chairman of the Board of Directors
                                               and Chief Executive Officer
                                              (Principal Executive Officer)

                                                   /s/ MITCHELL BLATT
Date: June 13,                              By: ____________________________
1997                                                 Mitchell Blatt
                                              Director, President and Chief
                                                    Operating Officer

Date: June 13,                                     /s/ ROBERT M. DOYLE
1997                                        By: ____________________________
                                                     Robert M. Doyle
                                          Chief Financial Officer, Senior Vice
                                            President, Secretary and Treasurer
                                           (Principal Financial and Accounting
                                                         Officer)

                                                   /s/ JOHN E. DENSON
Date: June 13,                              By: ____________________________
1997                                                 John E. Denson
                                             Senior Vice President-Corporate
                                                       Development

                                                   /s/ MICHAEL STANKY
Date: June 13,                              By: ____________________________
1997                                                 Michael Stanky
                                                  Senior Vice President

                                                  /s/ DAVID A. DONNINI
Date: June 13,                              By: ____________________________
1997                                                David A. Donnini
                                                        Director

Date: June 13,                                    /s/ JAMES N. CHAPMAN
1997                                        By: ____________________________
                                                    James N. Chapman
                                                        Director

                                                   /s/ BRUCE V. RAUNER
Date: June 13,                              By: ____________________________
1997                                                 Bruce V. Rauner
                                                        Director

Date: June 13,                                    /s/ STEPHEN G. CERRI
1997                                        By: ____________________________
                                                    Stephen G. Cerri
                                                        Director

                                                  /s/ ARTHUR B. LAFFER
Date: June 13,                              By: ____________________________
1997                                                Arthur B. Laffer
                                                        Director

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    PAGE NUMBER
                                                                    -----------
Independent Auditors' Report......................................      F-2
Consolidated Balance Sheets--As of Years Ended March 28, 1997 and
March 29, 1996....................................................      F-3
For the Year Ended March 28, 1997, the Six-Month Transition Period
 Ended March 29, 1996 and the Period from April 5, 1995 to
 September 29, 1995:
  Consolidated Statements of Operations...........................      F-4
  Consolidated Statements of Stockholders' Equity (Deficit).......      F-5
  Consolidated Statements of Cash Flows...........................      F-7
Notes to Consolidated Financial Statements........................      F-8

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
 Coinmach Laundry Corporation

  We have audited the accompanying consolidated balance sheets of Coinmach Laundry Corporation and Subsidiaries (the "Company") as of March 28, 1997 and March 29, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended March 28, 1997, the six-month transition period ended March 29, 1996 and the period from April 5, 1995 to September 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Laundry Corporation and Subsidiaries at March 28, 1997 and March 29, 1996, and the consolidated results of their operations and their cash flows for the year ended March 28, 1997, the six-month transition period ended March 29, 1996, and for the period from April 5, 1995 to September 29, 1995, in conformity with generally accepted accounting principles.

                                                              ERNST & YOUNG LLP

Melville, New York
May 13, 1997, except for
 Note 5b., as to which
 the date is June 2,
 1997

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS OF DOLLARS)

                                                             MARCH 28,  MARCH 29,
ASSETS                                                         1997       1996
------                                                       ---------  ---------
Cash and cash equivalents..................................  $ 14,729   $ 19,858
Receivables, less allowance of $555 and $454...............     6,894      5,260
Inventories................................................     7,959      4,443
Prepaid expenses...........................................     3,170      2,641
Advance rental payments....................................    38,472     20,320
Property and equipment:
  Laundry equipment and fixtures...........................   135,656     89,394
  Land, building and improvements..........................    14,266     10,965
  Trucks and other vehicles................................     4,211      1,849
                                                             --------   --------
                                                              154,133    102,208
  Less accumulated depreciation............................   (42,017)   (19,509)
                                                             --------   --------
Net property and equipment.................................   112,116     82,699
Contract rights, net of accumulated amortization of $19,815
 and $8,925................................................   180,557     59,745
Goodwill, net of accumulated amortization of $5,574 and
 $2,386....................................................    95,771     44,071
Other assets...............................................    13,253     10,111
                                                             --------   --------
Total assets...............................................  $472,921   $249,148
                                                             ========   ========
                                                             MARCH 28,  MARCH 29,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 1997       1996
----------------------------------------------               ---------  ---------
Accounts payable...........................................  $  8,941   $  6,085
Accrued commissions........................................    10,573      7,380
Accrued interest...........................................     9,712      7,745
Other accrued expenses.....................................     8,996      7,557
Deferred income taxes......................................    65,650     18,924
11 3/4% senior notes.......................................   196,655    196,655
Credit facility............................................   130,000         --
9 7/8% promissory note.....................................    15,000         --
12 3/4% senior notes.......................................        --      5,000
Other long-term debt.......................................     3,831      1,110
Stockholders' equity (deficit):
  Common stock.............................................       105         62
  Capital in excess of par value...........................    53,160     17,841
  Accumulated deficit......................................   (29,263)   (18,719)
                                                             --------   --------
                                                               24,002       (816)
  Receivables from stockholders............................      (439)      (492)
                                                             --------   --------
Total stockholders' equity (deficit).......................    23,563     (1,308)
                                                             --------   --------
Total liabilities and stockholders' equity (deficit).......  $472,921   $249,148
                                                             ========   ========

See accompanying notes.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                     SIX-MONTH
                                           YEAR      TRANSITION  APRIL 5, 1995
                                           ENDED    PERIOD ENDED      TO
                                         MARCH 28,   MARCH 29,   SEPTEMBER 29,
                                           1997         1996         1995
                                         ---------  ------------ -------------
Revenues................................ $206,852     $ 89,070      $89,719
Costs and expenses:
  Laundry operating expenses............  139,446       60,536       62,905
  General and administrative............    4,613        1,844        2,351
  Depreciation and amortization.........   46,316       18,212       18,423
  Stock based compensation charge.......    2,152           --           --
  Restructuring expenses................       --           --        2,200
                                         --------     --------      -------
                                          192,527       80,592       85,879
                                         --------     --------      -------
Operating income........................   14,325        8,478        3,840
Interest expense, net...................   26,859       11,999       11,818
                                         --------     --------      -------
Loss before income taxes and extraordi-
 nary items.............................  (12,534)      (3,521)      (7,978)
                                         --------     --------      -------
Provision (benefit) for income taxes:
  Currently payable.....................      200           50          420
  Deferred..............................   (2,507)      (1,048)      (2,282)
                                         --------     --------      -------
                                           (2,307)        (998)      (1,862)
                                         --------     --------      -------
Loss before extraordinary items.........  (10,227)      (2,523)      (6,116)
Extraordinary items, net of income tax
 benefit of $206 for the year ended
 March 28, 1997 and $5,305 for the six-
 month transition period ended March 29,
 1996...................................     (296)      (8,925)          --
                                         --------     --------      -------
Net loss................................ $(10,523)    $(11,448)     $(6,116)
                                         ========     ========      =======
Loss per share:
  Before extraordinary items............ $  (1.11)
  Extraordinary items...................     (.03)
                                         --------
Net loss per share...................... $  (1.14)
                                         ========
Pro forma loss per share:
  Before extraordinary items............              $   (.32)     $  (.79)
  Extraordinary items...................                 (1.15)          --
                                                      --------      -------
Pro forma net loss per share............              $  (1.47)     $  (.79)
                                                      ========      =======

See accompanying notes.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

             (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE AND SHARES)

                           BALANCE               BALANCE                                BALANCE
                           APRIL 5,    NET    SEPTEMBER 29,           RECAPITALIZATION MARCH 29,
                             1995     LOSS        1995      NET LOSS  OF COMMON STOCK    1996
                           --------  -------  ------------- --------  ---------------- ---------
Voting Class A common
 stock, par value $.01:
  Authorized shares--
   15,000,000 issued
   shares, end of
   period--0, 0 and
   10,004,278............  $    --   $    --     $    --    $     --        $ --       $     --
Non-voting Class B common
 stock, par value $.01:
  Authorized shares--
   1,000,000 issued
   shares, end of
   period--0, 0 and
   480,648...............       --        --          --          --          --             --
Class A common stock, par
 value $.01:
  Authorized shares--
   1,959,021 issued
   shares, end of
   period--1,959,021,
   1,783,584 and 0.......       19        --          19          --          (1)            18
Class B common stock, par
 value $.01:
  Authorized shares--
   345,710 issued shares,
   end of each period--
   265,044, 265,044 and
   0.....................        3        --           3          --          --              3
Class C common stock, par
 value $.01:
  Authorized shares--
   305,212 issued shares,
   end of period--0,
   305,212 and 0.........       --        --          --          --           3              3
Class D common stock, par
 value $.01:
  Authorized shares--
   305,212 issued shares,
   end of each period--0.       --        --          --          --          --             --
Class E common stock, par
 value $.01:
  Authorized shares--
   175,436 issued shares,
   end of period--0,
   175,436
   and 0.................       --        --          --          --           2              2
Class F common stock, par
 value $.01:
  Authorized shares--
   3,086,045 issued
   shares, end of
   period--0, 3,086,045
   and 0.................       --        --          --          --          30             30
Class G common stock, par
 value $.01:
  Authorized shares--
   618,428 issued shares,
   end of period--0,
   578,509
   and 0.................       --        --          --          --           6              6
Series A Preferred stock,
 par value $.01: 10,000
 authorized, issued
 shares, end of period--
 0.......................       --        --          --          --          --             --
Capital in excess of par
 value...................   17,881        --      17,881          --         (40)        17,841
Accumulated deficit......   (1,155)   (6,116)     (7,271)    (11,448)         --        (18,719)
                           -------   -------     -------    --------        ----       --------
                            16,748    (6,116)     10,632     (11,448)         --           (816)
Receivables from
 stockholders............     (492)       --        (492)         --          --           (492)
                           -------   -------     -------    --------        ----       --------
Total stockholders'
 equity (deficit)........  $16,256   $(6,116)    $10,140    $(11,448)       $ --        $(1,308)
                           =======   =======     =======    ========        ====       ========

See accompanying notes.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

            (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE AND SHARES)

                    BALANCE
                   MARCH 29,                            ISSUANCE  REDEMPTION ISSUANCE                           NET
                     1996,                                 OF         OF        OF                            ACTIVITY    BALANCE
                    BROUGHT            RECLASSIFICATION PREFERRED PREFERRED   COMMON   STOCK   STOCK BASED  IN LOANS TO  MARCH 28,
                    FORWARD  NET LOSS  OF COMMON STOCK    STOCK     STOCK     STOCK   DIVIDEND COMPENSATION STOCKHOLDERS   1997
                   --------- --------  ---------------- --------- ---------- -------- -------- ------------ ------------ ---------
Voting Class A
common stock, par
value $.01:
 Authorized
 shares--
 15,000,000
 issued shares,
 end of period--
 0, 0 and
 10,004,278......   $    --  $     --        $57         $    --   $     --  $    43   $  --      $   --        $--       $   100
Non-voting Class
B common stock,
par value $.01:
 Authorized
 shares--
 1,000,000 issued
 shares, end of
 period--0, 0 and
 480,648.........        --        --          5              --         --       --      --          --         --             5
Class A common
stock, par value
$.01:
 Authorized
 shares--
 1,959,021 issued
 shares, end of
 period--
 1,959,021,
 1,783,584 and 0.        18        --        (18)             --         --       --      --          --         --            --
Class B common
stock, par value
$.01:
 Authorized
 shares--345,710
 issued shares,
 end of each
 period--265,044,
 265,044 and 0...         3        --         (3)             --         --       --      --          --         --            --
Class C common
stock, par value
$.01:
 Authorized
 shares--305,212
 issued shares,
 end of period--
 0, 305,212 and
 0...............         3        --         (3)             --         --       --      --          --         --            --
Class D common
stock, par value
$.01:
 Authorized
 shares--305,212
 issued shares,
 end of each
 period--0.......        --        --         --              --         --       --      --          --         --            --
Class E common
stock, par value
$.01:
 Authorized
 shares--175,436
 issued shares,
 end of period--
 0, 175,436 and
 0...............         2        --         (2)             --         --       --      --          --         --            --
Class F common
stock, par value
$.01:
 Authorized
 shares--
 3,086,045 issued
 shares, end of
 period--0,
 3,086,045 and 0.        30        --        (30)             --         --       --      --          --         --            --
Class G common
stock, par value
$.01:
 Authorized
 shares--618,428
 issued shares,
 end of period--
 0, 578,509 and
 0...............         6        --         (6)             --         --       --      --          --         --            --
Series A
Preferred stock,
par value $.01:
 10,000
 authorized,
 issued shares,
 end of period--
 0...............        --        --         --          19,207    (19,207)      --      --          --         --            --
Capital in excess
of par value.....    17,841        --         --         (19,207)        --   53,764    (398)      1,160         --        53,160
Accumulated
deficit..........   (18,719)  (10,523)        --              --         --       --     (21)         --         --       (29,263)
                    -------  --------        ---         -------   --------  -------   -----      ------        ---       -------
                       (816)  (10,523)        --              --    (19,207)  53,807    (419)      1,160         --        24,002
Receivables from
stockholders.....      (492)       --         --              --         --       --      --          --         53          (439)
                    -------  --------        ---         -------   --------  -------   -----      ------        ---       -------
Total
stockholders'
equity (deficit).   $(1,308) $(10,523)       $--         $    --   $(19,207) $53,807   $(419)     $1,160        $53       $23,563
                    =======  ========        ===         =======   ========  =======   =====      ======        ===       =======

See accompanying notes.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS OF DOLLARS)

                                                        SIX-MONTH
                                                        TRANSITION
                                               YEAR       PERIOD   APRIL 5, 1995
                                               ENDED      ENDED         TO
                                             MARCH 28,  MARCH 29,  SEPTEMBER 29,
                                               1997        1996        1995
                                             ---------  ---------- -------------
OPERATING ACTIVITIES
Net loss...................................  $ (10,523)  $(11,448)   $ (6,116)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
 Depreciation and amortization.............     46,316     18,212      18,423
 Deferred income taxes.....................     (2,507)    (1,048)     (2,000)
 Amortization of debt discount and
  deferred issue costs.....................        627        508         735
 Stock based compensation..................      2,152         --          --
 Extraordinary charges for early
  extinguishment of debt, net of taxes.....        296      8,925          --
 Increase or decrease in operating assets
  and liabilities, net of businesses
  acquired:
   (Increase) decrease in other assets.....     (2,462)        24      (1,054)
   Increase in receivables, net............     (1,100)    (1,489)       (197)
   (Increase) decrease in inventories and
    prepaid expenses.......................     (3,008)    (1,100)        930
   Increase (decrease) in accounts payable.      2,002         (6)       (610)
   Increase (decrease) in accrued interest.      1,956      3,193         (25)
   Increase (decrease) in other accrued
    expenses, net..........................        983     (3,434)      1,980
                                             ---------   --------    --------
Net cash provided by operating activities..     34,732     12,337      12,066
                                             ---------   --------    --------
INVESTING ACTIVITIES
Additions to property and equipment........    (29,779)   (10,757)     (9,550)
Advance rental payments to location owners.    (11,809)    (3,462)     (3,569)
Additions to net assets related to
 acquisitions of businesses (net of
 promissory notes of $16,208 in 1997)......   (155,247)        --     (11,925)
Sales of property and equipment............        137         57           5
                                             ---------   --------    --------
Net cash used in investing activities......   (196,698)   (14,162)    (25,039)
                                             ---------   --------    --------
FINANCING ACTIVITIES
Debt transactions:
 Proceeds from issuance of 11 3/4% senior
  notes....................................         --     72,655          --
 Proceeds from issuance of term loans from
  credit facility..........................    130,000         --          --
 Net (repayments) borrowings of bank and
  other borrowings.........................       (325)   (48,715)      6,126
 Repayment of 12 3/4% senior notes.........     (5,000)        --          --
 Principal payments on capitalized lease
  obligations..............................     (1,007)      (262)       (143)
 Deferred debt issuance costs..............       (178)    (5,397)         --
 Debt extinguishment costs.................       (319)    (6,909)         --
Equity transactions:
 Proceeds from public offering of common
  stock....................................     52,894         --          --
 Redemption of preferred stock.............    (19,207)        --          --
 Dividend paid--preferred stock............        (21)        --          --
 Loans to stockholders.....................         --         --        (154)
 Sale of common stock......................         --         --       6,681
                                             ---------   --------    --------
Net cash provided by financing activities..    156,837     11,372      12,510
                                             ---------   --------    --------
Net (decrease) increase in cash and cash
 equivalents...............................     (5,129)     9,547        (463)
Cash and cash equivalents, beginning of
 period....................................     19,858     10,311      10,774
                                             ---------   --------    --------
Cash and cash equivalents, end of period...  $  14,729   $ 19,858    $ 10,311
                                             =========   ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Interest paid..............................  $  24,845   $  8,500    $ 10,900
                                             =========   ========    ========

See accompanying notes.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 28, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated financial statements of Coinmach Laundry Corporation ("Coinmach Laundry") and Subsidiaries (the "Company") include the accounts of its wholly-owned subsidiary, Coinmach Corporation ("Coinmach") (formerly Solon Automated Services, Inc. ("Solon") and the consolidated accounts of The Coinmach Corporation ("TCC")). The Company was formed on April 5, 1995, at which time it acquired Solon (the "Solon Acquisition"), and is controlled by Golder Thoma Cressey Rauner, Inc. ("GTCR"). TCC was formed in January 1995 by an investor group, comprised principally of the same investors who formed the Company, and acquired Coinmach Industries Co. ("Industries") and Super Laundry Equipment Co. L.P. ("Super Laundry LP") on January 31, 1995 (the "TCC Acquisition"). Both the Solon Acquisition and the TCC Acquisition were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the respective acquisition dates.

  As described in Note 2, Solon completed a merger with TCC on November 30, 1995. This transaction was accounted for in a manner similar to a pooling of interests. As a result of the common investor group's control over both Solon and TCC, the accompanying consolidated financial statements have been prepared to reflect the accounts of the Company, Solon and TCC and their wholly-owned subsidiaries on a consolidated basis since the date of common control, April 5, 1995.

  The Company is primarily engaged in providing coin-operated laundry equipment services to multi-family housing properties throughout the United States. The Company owns and operates approximately 337,000 coin-operated washers and dryers in over 30,000 multi-family housing units on routes located in 30 states and the District of Columbia and in 150 retail laundromats located throughout Texas. The Company's wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), also is a construction and laundromat equipment distribution company.

  All material intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

  Prior to the merger of Solon and TCC, the Company's fiscal year was the fifty-two or fifty-three week period which ended on the Friday nearest September 30th. Effective with the merger of Solon and TCC, the Company changed its fiscal year end to the last Friday in March. The period from April 5, 1995 to September 29, 1995 is referred to as "1995", the period from September 30, 1995 to March 29, 1996 is referred to as "1996T" and the year ended March 28, 1997 is referred to as "1997".

RECOGNITION OF LAUNDRY REVENUES

  The Company has agreements with various property owners which provide for the Company's installation and operation of laundry machines at various locations in return for a commission. These agreements provide for both contingent (percentage of revenues) and fixed commission payments. The Company reports revenues from laundry machines on the accrual basis and has accrued the cash computed to be in the machines at the end of the fiscal period.

  Super Laundry's customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations, including location identification, construction, plumbing, electrical

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) wiring and all required permits. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Sales of laundromats amounted to approximately $18.8 million, $7.8 million and $7.9 million in 1997, 1996T, and 1995, respectively.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                             MARCH 28, MARCH 29,
                                                               1997      1996
                                                             --------- ---------
      Laundry equipment.....................................  $6,198    $3,774
      Machine repair parts..................................   1,761       669
                                                              ------    ------
                                                              $7,959    $4,443
                                                              ======    ======

PROPERTY AND EQUIPMENT

  Property, equipment and leasehold improvements are carried at cost and are depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives or lease life, whichever is shorter:

      Laundry equipment and fixtures.............................. 3 to 10 years
      Leasehold improvements...................................... 4 to 10 years
      Trucks and other vehicles...................................  3 to 4 years

  Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in income. Maintenance and repairs are charged to operations currently, and replacements of laundry machines and significant improvements are capitalized.

  Depreciation expense was $22.6 million, $9.4 million and $9.5 million for 1997, 1996T and 1995, respectively.

GOODWILL AND CONTRACT RIGHTS

  Goodwill, under purchase accounting, represents the excess of cost over fair value of net assets acquired. Goodwill recorded as a result of the Solon Acquisition on April 5, 1995 (see Note 2) is being amortized on a straight-line basis over 20 years. Goodwill recorded on acquisitions subsequent thereto is being amortized over 15 years on a straight-line basis.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts, which arose solely from purchase price allocations, are amortized on a straight-line basis over the period of expected benefit ranging from 3 to 15 years based on independent appraisals or present valued future cash flows at prevailing discount rates.

  Management periodically evaluates the realizability of the goodwill and contract rights balances based upon the Company's expectations of undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of goodwill or contract rights has occurred.

ADVANCE RENTAL PAYMENTS

  Advance rental payments to location owners are amortized on a straight-line basis over the contract term, which generally ranges from 5 to 10 years.

INTEREST EXPENSE

  Interest expense is reported net of interest income of approximately $966,000, $277,000 and $148,000 for 1997 and 1996T and 1995, respectively.

RECLASSIFICATION

  Certain 1996T balances have been reclassified to conform with the 1997 presentation.

LOSS PER SHARE

  Loss per share for 1997 was calculated based upon the weighted average number of common shares outstanding of 9,232,530. Pro forma loss per share for 1996T and 1995 was calculated based upon the weighted average number of common shares of 7,774,017, which amount gives effect to the transactions discussed below.

  The Company's historical capitalization differs significantly from its capitalization effective with its July 23, 1996 initial public offering of stock (see Note 8a). Accordingly, historical net loss per common share for the six month transition period ended March 29, 1996 and the period from April 5, 1995 to September 29, 1995 is not considered meaningful and has not been presented herein; rather, a pro forma net loss per share is presented for these periods in the accompanying statement of operations. The calculation of the shares used in computing pro forma net loss per share includes the effect of the stock issued and options granted discussed further in Note 8a, as well as the redemption of preferred stock, as more fully described in Note 8c. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock sold or issued at prices below the initial public offering price per share in the twelve months preceding the initial public offering have been included in the calculation as if outstanding for 1996T and 1995.

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This standard changes the method of calculating earnings per share and will be effective for periods ending after December 15, 1997. Earlier application is not permitted; however, when adopted, all prior period earnings per share data presented will be required to be restated to conform with the new standard. The Company has determined that the impact of SFAS No. 128 will not have a material effect on the calculations of earnings per share.

EMPLOYEE STOCK OPTIONS

  The Company has a stock option program which is more fully described in Note 8d. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) for Stock Issued to Employees." Under the Company's stock option program, options are granted with an exercise price not less than the market price of the underlying common stock of the Company on the date of grant.

  Accordingly, no compensation expense is recognized in connection with the grant of these stock options.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123 defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under APB No. 25, but are required to disclose in the financial statement footnotes, pro forma net (loss) income and per share amounts as if the Company had applied the new method of accounting for all grants made during 1997 and 1996. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. Effective March 30, 1996, the Company adopted the disclosure requirements of SFAS No. 123.

INCOME TAXES

  The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. SFAS No. 109 requires that any tax benefits recognized for net operating loss carryforwards and other items be reduced by a valuation allowance where it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

IMPAIRMENT OF LONG-LIVED ASSETS

  Effective March 30, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS No. 121 did not have an effect on the results of operations or financial condition of the Company.

2. BUSINESS COMBINATIONS

A. THE KWIK WASH ACQUISITION

  On January 8, 1997, pursuant to the terms and conditions of a Stock Purchase Agreement dated as of November 25, 1996, Coinmach completed the acquisition of 100% of the outstanding voting securities of each of KWL, Inc. ("KWL"), a Nevada corporation, and Kwik-Wash Laundries, Inc. ("Kwik Wash"), a Nevada corporation, for approximately $125 million in cash (excluding transaction expenses) and a $15 million promissory note issued by Coinmach Laundry (the "Kwik Wash Acquisition"). KWL and Kwik Wash are the sole partners of Kwik Wash Laundries, L.P. (the "Kwik Wash Partnership"), a Texas limited partnership. The Kwik Wash Partnership, based in Dallas, Texas, provides coin-operated laundry equipment services to multi-

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

2. BUSINESS COMBINATIONS--(CONTINUED)
family dwellings in Texas, Louisiana, Arkansas and Oklahoma and operates approximately 150 retail laundromats located throughout Texas. Simultaneously with the acquisition, KWL, Kwik Wash and the Kwik Wash Partnership merged with and into Coinmach.

  Concurrently with the Kwik Wash Acquisition, Coinmach entered into a new senior financing arrangement providing up to $200 million (the "New Credit Facility") (see Note 5). The New Credit Facility, proceeds of which were used in part to fund the Kwik Wash Acquisition, replaced the Company's then existing credit facility and will provide financing to support the Company's acquisition strategy.

  The Kwik Wash Acquisition has been accounted for as a purchase and, accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over the net tangible assets acquired was allocated to contract rights of approximately $123.3 million, goodwill of $49.4 million and deferred taxes payable of approximately $49.4 million.

  The following table reflects unaudited pro forma combined results of operations of the Company and Kwik Wash as if such acquisition had taken place at the beginning of each of the periods presented (in thousands except per share data):

                                                                      SIX-MONTH
                                                                      TRANSITION
                                                              YEAR      PERIOD
                                                             ENDED      ENDED
                                                             MARCH    MARCH 29,
                                                            28, 1997     1996
                                                            --------  ----------
      Revenues............................................. $255,605   $121,687
      Loss before extraordinary items......................  (11,148)    (3,190)
      Net loss.............................................  (11,444)   (12,115)
      Loss before extraordinary items per common share.....    (1.21)      (.41)
      Net loss per common share............................    (1.24)     (1.56)

  These unaudited pro forma results have been presented for comparative purposes only and include certain adjustments, such as increased interest expense on the related acquisition debt and additional amortization expense of intangible assets, offset by the capitalization of installation and decorating costs to conform to the accounting policy of the Company.

  In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the Kwik Wash Acquisition been consummated at the beginning of each period or the results of future operations of the combined companies under the ownership and management of the Company.

B. OTHER ACQUISITIONS

  During the 1997 fiscal year, the Company made acquisitions of several small route businesses or assets of businesses with purchase prices aggregating approximately $26.3 million, of which the Company paid approximately $25.2 million in cash and $1.2 million in promissory notes issued by the Company, which are included in other long-term debt. Such promissory notes have a conversion option which allows the holder of the option to convert these promissory notes, after the one-year anniversary of the issue date, into shares of the Company's Class A Common Stock at the principal amount then outstanding at a conversion price equal to 115% of the average daily closing price per share of Common Stock over the twenty business day period immediately preceding the issue date.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

2. BUSINESS COMBINATIONS--(CONTINUED)

C. THE SOLON ACQUISITION

  Solon entered into a Stock Purchase Agreement, dated as of March 7, 1995, with Ford Coin Laundries, Inc. ("Ford"), and certain other parties named therein, whereby Ford purchased all of Solon's outstanding Common Stock (the "Common Stock") and substantially all of Solon's Class A Common Stock (the "Class A Common Stock") (collectively, the "Shares"). The purchase price for the Shares was $11.5 million. The foregoing transaction closed on April 5, 1995. The source of funds used by Ford for the Shares was the cash proceeds from the sales by Ford to the Company of (i) Ford's non-voting Class A Common Stock (the "Ford Non-Voting Common Stock") pursuant to a Stock Purchase Agreement, dated April 4, 1995, and (ii) an option to purchase Ford's voting common stock (the "Ford Voting Common Stock") pursuant to a Letter Agreement dated April 4, 1995. As of April 5, 1995, Ford beneficially owned, and had the sole power to dispose of, the Shares. The Shares beneficially owned by Ford represented 100% of the outstanding Common Stock and approximately 97% of the outstanding Class A Common Stock.

  Pursuant to the Stock Purchase Agreement with Ford, the Company purchased from Ford all of the outstanding shares of Ford Non-Voting Common Stock. The purchase price for the Ford Non-Voting Common Stock was of $11.4 million. The sources of the funds used by the Company for the Ford Non-Voting Common Stock were certain shareholders of TCC, including GTCR. As of April 5, 1995, the Company beneficially owned, and had the sole power to dispose of, 1,000 shares of Ford Non-Voting Common Stock.

  Pursuant to the Letter Agreement dated April 4, 1995, Ford granted to the Company, among other things, an option (the "Option") to purchase, subject to the terms and conditions contained therein, all of the Ford Voting Common Stock, for an aggregate purchase price of $100,000. On April 28, 1995, the Company exercised the Option. The sources of funds used by the Company to exercise the Option were substantially the same sources used to purchase Ford Non-Voting Common Stock. As of April 28, 1995, the Company beneficially owned, and had the sole power to vote and dispose of, ten shares of Ford Voting Common Stock.

D. THE TCC ACQUISITION

  TCC was incorporated in January 1995 and was capitalized primarily through an equity investment by an investor group led by the majority shareholder, GTCR, and senior management and bank financing.

  TCC was a holding company which was formed to acquire partnership interests in Industries and Super Laundry LP. On January 31, 1995, TCC acquired its partnership interests in Industries and Super Laundry from CIC I Acquisition Corp. ("CIC I"). The transaction resulted in TCC owning 100% interests in both Industries and Super Laundry LP. The aggregate purchase price for these interests was $8.57 million, paid in cash. The acquisition was accounted for using the purchase method of accounting. The fair value of assets acquired (based on an independent appraisal for certain assets) less liabilities assumed exceeded the purchase price by approximately $7.7 million. The excess was allocated against property, equipment and intangible assets ratably based on their respective fair values.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

2. BUSINESS COMBINATIONS--(CONTINUED)

E. THE MERGER WITH TCC

  On November 30, 1995, Solon completed a merger ("Merger") with TCC through an exchange of stock. Shares of common stock of the Company were issued in exchange for all of the issued and outstanding shares of common stock of TCC. The Company then contributed its stock of TCC to Solon. Solon became the surviving corporation after the merger, whereupon it changed its name to Coinmach Corporation. Details of the results of operations of TCC and Solon for the periods prior to the Merger are as follows (in thousands):

                                                     APRIL 5, 1995 SEPTEMBER 30,
                                                          TO          1995 TO
                                                     SEPTEMBER 29, NOVEMBER 29,
                                                         1995          1995
                                                     ------------- -------------
      REVENUES
      Solon.........................................    $51,256       $17,909
      TCC...........................................     38,463        13,018
                                                        -------       -------
      Combined......................................    $89,719       $30,927
                                                        =======       =======
      NET (LOSS) INCOME
      Solon.........................................    $(5,496)      $  (525)
      TCC...........................................       (450)           49
                                                        -------       -------
      Combined......................................    $(5,946)      $  (476)
                                                        =======       =======

  The combined financial results presented above include an adjustment to decrease TCC's net loss by approximately $180,000 in 1995 and $70,000 for the period from September 30, 1995 to November 29, 1995, to conform its accounting policy for the capitalization of machine installation costs to that of Solon. Intercompany transactions between the two companies for the period presented were not material.

3. RECEIVABLES

  Receivables consist of the following (in thousands):

                                                             MARCH 28, MARCH 29,
                                                               1997      1996
                                                             --------- ---------
      Trade receivables.....................................  $5,551    $3,113
      Notes receivable......................................   1,225     1,811
      Finance lease receivables.............................     380       625
      Other.................................................     293       165
                                                              ------    ------
                                                               7,449     5,714
      Allowance for doubtful accounts.......................     555       454
                                                              ------    ------
                                                              $6,894    $5,260
                                                              ======    ======

  Notes receivable, which arise from the sale of laundromats, bear interest at a weighted average rate of approximately 10% per annum and mature through 1998. The notes are collateralized by the underlying laundry equipment. The Company periodically sells notes receivable arising from the sale of laundromats to third party finance companies. Included in other receivables are finance reserves, which arise when the Company sells notes and a portion of the proceeds are retained by the finance company. As the notes are collected, the finance companies remit a portion of the collections to the Company. Many of the notes receivable are sold with recourse to the Company (see Note 9). Control of the notes sold with recourse is surrendered by the Company on the date of transfer. The Company generally sells its receivables with recourse at cost, recognizing no gain or loss.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

4. RESTRUCTURING COSTS

  Restructuring charges for 1995 consist of costs aggregating approximately $2.2 million, which includes approximately $1.3 million of severance payments for 55 of Solon's management, administrative and regional personnel, approximately $300,000 of costs to relocate Solon's financial and administrative functions to Roslyn, New York, approximately $100,000 of costs to integrate certain financial and operating systems, and approximately $500,000 of costs related to the consolidation of certain of Solon's regional offices. Of the total restructuring costs of $2.2 million, approximately $300,000 was paid during the period ended September 29, 1995, approximately $1.3 million was paid during the six months ended March 29, 1996, and the remaining portion of approximately $600,000 was paid during the fiscal year ending March 28, 1997. The 55 employee terminations include 5 management employees, 17 corporate staff financial and administrative employees and 33 regional laundry operational employees. Notifications to employees were made on various dates through September 1995.

5. DEBT

  Debt consists of the following (in thousands):

                                                                MARCH    MARCH
                                                               28, 1997 29, 1996
                                                               -------- --------
      11 3/4% Senior Notes due 2005..........................  $196,655 $196,655
      12 3/4% Senior Notes due 2001..........................        --    5,000
      Credit facility........................................   130,000       --
      9 7/8% Promissory Note due 2004........................    15,000       --
      Obligations under capital leases.......................     1,711      686
      Other long-term debt with varying terms and maturities.     2,120      424
                                                               -------- --------
                                                               $345,486 $202,765
                                                               ======== ========

A. SENIOR NOTES

  On November 30, 1995, Coinmach completed an exchange offer with substantially all the holders of certain 12 3/4% Senior Notes due 2001 (the "Senior Notes") and certain 13 3/4% Senior Subordinated Debentures due 2002 (the "Subordinated Debentures"). Through December 14, 1995, Coinmach issued a total of $196.7 million of 11 3/4% Senior Notes due 2005 (the "Notes") which enabled it to complete this exchange offer, consummate the merger with TCC, retire its remaining debt, and provide additional working capital. Coinmach incurred costs of approximately $4.0 million, net of income taxes, related to a 5.5% premium paid to retire its Senior Notes and Subordinated Debentures, wrote-off the unamortized balance of the related original issue discount and deferred finance costs of approximately $1.3 million and $1.8 million, net of income taxes, respectively, and also incurred costs related to the retirement of a revolving credit facility of TCC of approximately $1.8 million, net of income taxes. The aggregate of the foregoing items totaling $8.9 million, net of income taxes, is shown as an extraordinary item in 1996T.

  Interest on the Notes is payable semi-annually on May 15 and November 15. The Notes are redeemable at the option of Coinmach at any time after November 15, 2000 at a price equal to 105 7/8% declining to par if redeemed after November 15, 2002. The Notes contain certain financial covenants and were exchanged for identical notes in a registered exchange offer in April 1996. Additionally, the Notes restrict the payment of certain dividends, distributions or other payments from Coinmach to Coinmach Laundry.

  In February 1997, Coinmach redeemed all of its outstanding Senior Notes at a redemption price of 106.375% of the principal amount thereof, together with accrued interest from January 15, 1997 to February 18,

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

5. DEBT--(CONTINUED)
1997, in an aggregate amount of approximately $5.4 million. As part of the premium paid to redeem the Senior Notes, together with the writeoff of all unamortized financing costs associated with the Senior Notes, Coinmach recognized an extraordinary charge of $502,000 (net of a tax benefit of $206,000).

B. CREDIT FACILITY

  On November 30, 1995, Coinmach entered into a revolving credit facility ("Credit Facility"), which provided up to a maximum of $35 million and which replaced certain credit facilities of both Solon and TCC. Availability under the Credit Facility was limited by an amount equal to one semi-annual interest payment on the Notes. Interest on the borrowings was payable monthly at a rate per annum no greater than the sum of LIBOR plus 2.50%. The Company was obligated to pay an unused line fee in an amount equal to 0.5% of the unused availability payable monthly in arrears. Borrowings under the Credit Facility were secured by real and personal property of the Company and also required the Company, among other things, to maintain certain financial ratios and restrict additional investments and indebtedness.

  On January 8, 1997, the Company entered into a senior financing arrangement under the New Credit Facility with Bankers Trust Company, First Union National Bank of North Carolina, Lehman Commercial Paper, Inc. and certain other lending institutions named therein (collectively, the "Banks"), replacing the Company's then existing credit facility. The New Credit Facility, as amended effective June 2, 1997 and prior to any principal installments made, consists of a $70 million revolving credit facility and a $190 million term loan facility, which is comprised of a Tranche A term loan in the amount of $30 million and a Tranche B term loan in the amount of $160 million. The Tranche B term loan was increased by $60 million effective June 2, 1997. The New Credit Facility also provides for up to $10 million of letter of credit financing and short term borrowings under a swing line facility of up to $5 million.

  Interest on the Company's borrowings under the New Credit Facility is payable quarterly in arrears with respect to Base Rate Loans and the last day of each applicable interest period with respect to Eurodollar Loans and at a rate per annum no greater than the sum of the Applicable Base Rate Margin plus the Base Rate or the sum of the Applicable Eurodollar Margin plus the Eurodollar Rate (in each case, as defined in the New Credit Facility).

  Indebtedness under the New Credit Facility is secured by all of the Company's real and personal property. The Company has guaranteed the indebtedness under the New Credit Facility and pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default, as defined, and customary restrictive covenants and agreements, the New Credit Facility contains certain covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio, and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates.

  Debt outstanding under the New Credit Facility as of March 28, 1997, consisted of the following (in thousands):

   Term loan A, quarterly payments of $750 commencing March 31, 1997, and increasing to $1,000 March 31, 1998, $1,250 March 31, 1999, and $2,000 March 31, 2002. (Interest rate of 7.6875% at March 28,
    1997)............................................................. $ 30,000
   Term loan B, semi-annual payments of $500 commencing June 30, 1997 with the final three payments of $31,333 on June 30, 2003,
    December 31, 2003 and June 30, 2004. (Interest rate of 8.125% at
    March 28, 1997)...................................................  100,000
   Revolving line of credit...........................................       --
                                                                       --------
                                                                       $130,000
                                                                       ========

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

5. DEBT--(CONTINUED)

C. PROMISSORY NOTE

  Pursuant to the Kwik Wash Acquisition, Coinmach Laundry issued a $15.0 million 9 7/8% promissory note due June 15, 2004. Annual payments (in thousands) of $1,000 commence January 15, 1998 and increasing to $2,000 January 15, 2000, $3,000 January 15, 2003 and $4,000 June 15, 2004.

6. RETIREMENT SAVINGS PLANS

  Coinmach maintains several defined contribution plans (including the Coinmach Plan, Solon Plan and Kwik Wash Plan collectively, the "Plans") meeting the guidelines of Section 401(k) of the Internal Revenue Code. All of the Plans require employees to meet certain age, employment status and minimum entry requirements as allowed by law.

  Contributions to the Plans for 1997, 1996T and 1995 amounted to approximately $140,000, $43,000 and $43,000, respectively.

  The Company does not provide any other post-retirement benefits.

7. INCOME TAXES

  The components of the Company's net deferred tax liabilities were as follows (in thousands):

                                                             MARCH 28, MARCH 29,
                                                               1997      1996
                                                             --------- ---------
      Deferred tax liabilities:
        Accelerated depreciation and contract rights........  $73,809   $26,537
        Other, net..........................................    1,516     1,449
                                                              -------   -------
                                                               75,325    27,986
                                                              -------   -------
      Deferred tax assets:
        Net operating loss carryforwards....................    9,544     8,549
        Stock compensation expense..........................      476        --
        Other...............................................      115       973
        Valuation allowance for deferred tax assets.........     (460)     (460)
                                                              -------   -------
                                                                9,675     9,062
                                                              -------   -------
      Net deferred tax liabilities..........................  $65,650   $18,924
                                                              =======   =======

  Deferred taxes arise primarily from timing differences resulting from using accelerated depreciation for tax purposes and straight-line depreciation for financial reporting purposes, and contract rights acquired which are not deductible for tax purposes.

  As of April 5, 1995, the deferred tax asset and related valuation allowance relating to Solon were netted and reduced to $2.6 million to reflect the net operating loss available pursuant to limitations imposed under provisions of the Internal Revenue Code regarding changes in ownership. In addition, as of April 5, 1995, TCC had recorded a deferred tax asset of $460,000 with a valuation allowance of the same amount. The deferred tax assets recorded subsequently do not reflect a valuation allowance because the loss can be utilized against the deferred tax liabilities in the carryforward period. The net operating loss carryforwards, which expire between fiscal years 2001 through 2008, consist of approximately $7 million (after the limitation) relating to Solon and approximately $16.3 million relating to the Company.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

7. INCOME TAXES--(CONTINUED)

  The benefit for income taxes consists of (in thousands):

                                                 YEAR     PERIOD   APRIL 5, 1995
                                                 ENDED     ENDED        TO
                                               MARCH 28, MARCH 29, SEPTEMBER 29,
                                                 1997      1996        1995
                                               --------- --------- -------------
      Federal.................................  $(2,039)  $(5,215)    $(1,760)
      State...................................     (474)   (1,088)       (102)
                                                -------   -------     -------
                                                $(2,513)  $(6,303)    $(1,862)
                                                =======   =======     =======

  The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

                                                YEAR     PERIOD   APRIL 5, 1995
                                                ENDED     ENDED        TO
                                              MARCH 28, MARCH 29, SEPTEMBER 29,
                                                1997      1996        1995
                                              --------- --------- -------------
      Expected tax benefit...................  $(4,563)  $(1,201)    $(2,655)
      State tax benefit, net of federal tax-
       es....................................     (308)     (170)       (320)
      Permanent book/tax differences:
        Goodwill.............................    1,100       373       1,000
        Stock compensation expense...........      311        --          --
        Other................................      947        --         113
                                               -------   -------     -------
      Tax provision/(benefit)................  $(2,513)  $  (998)    $(1,862)
                                               =======   =======     =======

  The Company made cash payments for income taxes of approximately $204,000 and $36,000 for 1997 and 1996T, respectively.

8. STOCKHOLDERS' EQUITY

A. INITIAL PUBLIC OFFERING

  On July 23, 1996, the Company completed its initial public offering (the "Offering") of 4,120,000 shares of its Common Stock at an initial public offering price of $14.00 per share. The Company's Registration Statement for 4,000,000 shares of Common Stock was filed with the Securities and Exchange Commission on May 13, 1996 and subsequently declared effective on July 17, 1996. On July 18, 1996, the Company filed an additional registration statement on Form S-1 with respect to the registration of an additional 120,000 shares of Common Stock, which registration statement was effective upon filing.

  In connection with the Offering, the underwriters were granted a 30-day option to purchase up to an aggregate of 618,000 additional shares of Common Stock to cover over-allotments (the "Over-Allotment Option"), which Over-Allotment Option was exercised on August 16, 1966 with respect to the purchase of an additional 63,642 shares of Common Stock.

  Proceeds from the Offering were approximately $54.5 million (after giving effect to the exercise of the Over-Allotment Option), after underwriting discounts and commissions and before expenses. After giving effect to the redemption of the Preferred Stock (as described below), proceeds from the Offering were approximately $35.3 million, before expenses.

  Prior to the Offering, the Company issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management. The Company recorded a stock based compensation charge

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY--(CONTINUED)
in an amount of approximately $887,000 attributable to the issuance of such stock in 1997. In addition, approximately $103,000 of outstanding receivables relating to loans to management in connection with prior purchases of the Company's common stock were forgiven and have been accounted for as a stock-based compensation charge in 1997.

B. RECLASSIFICATION AND STOCK SPLIT

  In connection with the Offering, the Company approved a reclassification (the "Reclassification") of all of its capital stock pursuant to which all seven classes of the previously issued and outstanding capital stock of the Company prior to the Offering were converted into a class of preferred stock, a class of voting common stock and a class of non-voting common stock. As part of the Reclassification, holders of the Company's Class A common stock, Class E common stock and Class F common stock immediately prior to the Offering (collectively, the "Preference Shares") also received a distribution consisting of shares of Common Stock and shares of Series A preferred stock, par value $.01 per share (the "Preferred Stock"), representing an amount equal to the sum of: (a) preferred dividends on such Preference Shares in an amount equal to the accrued yield (at a rate of 8% per annum, compounded quarterly) on the original investment in such Preference Shares through July 23, 1996; and (b) an amount equal to the original investment in such Preference Shares. Holders of Preference Shares who are members of the Company's management received an aggregate of 28,425 shares of Common Stock, and holders of the Preference Shares who were not members of the Company's management received an aggregate of 1,000 shares of Preferred Stock.

  In connection with the Reclassification, the Company also approved an approximate 23-to-1 stock split (the "Stock Split") payable to shareholders of record of the Company on July 12, 1996.

C. REDEMPTION OF PREFERRED STOCK

  Immediately following the Offering, approximately $19.2 million of the proceeds of the Offering were used by the Company to retire all of the issued and outstanding shares of Preferred Stock.

D. STOCK OPTION PLAN

  Prior to the Offering, the Company adopted the 1996 Employee Stock Option Plan (as amended and restated, the "Stock Option Plan") which provides that the Company may grant options for the purchase of up to 1,109,147 shares of common stock to key employees of the Company over a period not to exceed ten years. The Company may grant incentive stock options or options which do not qualify as incentive stock options at an exercise price per share not less than 100% of the fair market value of the Common Stock at the date of grant. All options granted under the Stock Option Plan vest over four years in five equal installments (20% immediately) and expire ten years from the date of grant.

  The Company has granted 181,250 options to various employees of the Company pursuant to the Stock Option Plan, through March 28, 1997.

  On July 23, 1996, in connection with the Offering, the Company granted certain nonqualified options (the "Options") to certain members of management (collectively, the "Option Holders") to purchase up to 735,618 shares of Common Stock at 85% of the initial offering price of the Common Stock. On September 17, 1996, for the purpose of preserving the Option Holders' percentage interest of Common Stock represented by the Options (which percentage interest was decreased as a result of the exercise of the Over-Allotment Option), the Company granted to the Option Holders additional nonqualified stock options to purchase up to 3,819 shares of Common Stock (the "Additional Options"). The Options and Additional Options vest in equal annual installments (20%

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY--(CONTINUED)
vested immediately on the date of grant and the remainder over a four year period) commencing on July 23, 1996, the effective date of the Offering. With respect to Options and Additional Options granted to employees of Coinmach, Coinmach will record the difference between the exercise price and the initial offering price of Common Stock as a stock-based compensation charge over the applicable vesting period.

  On September 17, 1996, the Company granted to certain directors each of whom was appointed by the Board of Directors of the Company on such date to serve as independent directors, options entitling each such director to purchase up to 60,000 shares of Common Stock (the "Independent Director Options"). The Independent Director Options vest in equal annual installments (25% vest immediately on the date of grant and the remainder over a three year period), commencing on September 17, 1996, and entitle each such director to purchase shares of Common Stock at the initial public offering price of the Common Stock. Coinmach will record the difference between the exercise price of the Independent Director Options and the fair market value of the Common Stock on September 17, 1996 as a stock-based compensation charge over the applicable vesting period.

  For the year ended March 28, 1997, the Company has recorded a stock-based compensation charge of approximately $1,162,000 relating to the Options, the Additional Options and the Independent Director Options.

  The Company has elected to comply with APB No. 25 and related interpretations in accounting for its employee stock options because the alternate fair value accounting provided for under SFAS No. 123 requires use of option valuation models which were not developed for use in valuing such employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant.

  In accordance with SFAS No. 123, pro-forma information regarding net loss and loss per common share has been determined as if the Company had accounted for its employee stock options under the fair value method required by SFAS No. 123. The fair value for these options was estimated at the date of each grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997: risk-free interest rate of 6.6%; dividend yields of 0%, volatility factor of the expected market price of the Company's common stock of 24.5% and a weighted-average expected life of the options of five years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options due to changes in subjective input assumptions which may materially affect the fair value estimate, and because the Company's employee stock options have characteristics significantly different from those of traded options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net loss and net loss per share as of March 31, 1997 is as follows:

      Pro forma net loss......................................... $(10,307,000)
      Pro forma net loss per share............................... $      (1.12)

  SFAS No. 123 is applicable only to options granted subsequent to March 30, 1996 (no options were granted in fiscal 1996).

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY--(CONTINUED)

  Information with respect to options for the year ended March 28, 1997 is as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                              WEIGHTED   FAIR
                                                              AVERAGE  VALUE OF
                                                              EXERCISE OPTIONS
                                                     OPTIONS   PRICE   GRANTED
                                                    --------- -------- --------
Options outstanding--beginning of year                     --  $   --   $  --
Options granted:
  Nonqualified options issued at market price......   181,250   14.00    4.87
  Directors' options issued at below market price..   120,000   14.00    9.36
  Nonqualified options issued at below market
   price...........................................   739,437   11.90    6.00
Options exercised..................................        --      --      --
Options cancelled and expired......................        --      --      --
                                                    ---------  ------   -----
Options outstanding--end of year................... 1,040,687  $12.51   $6.17
                                                    =========  ======   =====
Options exercisable at end of year.................   214,151  $12.55   $6.26
                                                    =========  ======   =====

  Exercise prices for options outstanding as of March 28, 1997 were as follows:

NUMBER OF      RANGE OF
 OPTIONS   EXERCISE PRICES
---------  ----------------
1,040,687  $11.90 to $14.00

  The weighted average remaining contractual life of those options is approximately 9.2 years.

  Shares of Common Stock reserved for future issuance as of March 28, 1997 are as follows:

                                                                       NUMBER OF
                                                                        SHARES
                                                                       ---------
      Stock options................................................... 1,968,584
      Conversion shares...............................................   480,648
      Convertible notes...............................................    56,466
                                                                       ---------
                                                                       2,505,698
                                                                       =========

9. COMMITMENTS AND CONTINGENCIES

  Rental expense for all operating leases, which principally cover office facilities, laundromats and vehicles, was approximately $2,307, $1,235 and $1,139 for 1997, 1996T and 1995, respectively (in thousands).

  Future minimum rental commitments under all noncancellable operating leases as of March 28, 1997, are as follows (in thousands):

      1998............................................................. $ 4,140
      1999.............................................................   3,668
      2000.............................................................   3,056
      2001.............................................................   2,287
      2002.............................................................   1,218
      2003 and future periods..........................................   1,096
                                                                        -------
                                                                        $15,465
                                                                        =======

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

9. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

  The Company is contingently liable on receivables sold with recourse to finance companies. The total amount of such receivables outstanding as of March 28, 1997 is approximately $1.6 million.

  The Company is party to various legal proceedings incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon the financial condition or results of operations of the Company.

  In connection with insurance coverages, which include workers compensation, general liability and other coverages, annual premiums are subject to limited retroactive adjustment based on actual loss experience.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

  Under the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

  The carrying amounts of cash and cash equivalents, receivables, the New Credit Facility, the promissory note related to the Kwik Wash Acquisition and other long-term debt approximates their fair market value at March 28, 1997. The carrying amount and related estimated fair value for the Company's Senior Notes at March 28, 1997 (the carrying amount approximated the estimated fair market at March 29, 1996) are as follows (in thousands):

                                                             CARRYING ESTIMATED
                                                              AMOUNT  FAIR VALUE
                                                             -------- ----------
      11 3/4% Senior Notes.................................. $196,655  $216,320

  The fair value of the Senior Notes has been determined through information obtained from quoted market prices.

11. OTHER ASSETS

  In connection with the Company's establishment of a corporate development office in Charlotte, North Carolina and the relocation of an executive officer of the Company to such office in September 1996, the Company extended a loan to such officer in the principal amount of $500,000 payable in five equal annual installments commencing in July 1997, with interest accruing at a rate of 7.5% per annum. The amount of such loan is included in other assets as of March 28, 1997.

12. SUBSEQUENT EVENTS

  Through May 1997, the Company completed certain acquisitions of businesses or assets of businesses, with purchase prices aggregating approximately $46.0 million, utilizing funds available under the New Credit Facility.