Form 10-Q
period 1997-06-27
COINMACH LAUNDRY CORP
filed 1997-08-12
CIK 1013021

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 27, 1997

                                       OR

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _____________.

COMMISSION FILE NUMBER 1-11907

                          COINMACH LAUNDRY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                         11-3258015
     (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

     55 LUMBER ROAD, ROSLYN, NEW YORK                           11576
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (516) 484-2300


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X  NO   .
    ---   ---

AS OF THE CLOSE OF BUSINESS ON AUGUST 6, 1997, COINMACH LAUNDRY CORPORATION HAD OUTSTANDING 10,004,278 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "COMMON STOCK"), AND 480,648 SHARES OF NON-VOTING CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "NON-VOTING COMMON STOCK").

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                                     INDEX
                                     -----

PART I.

Financial Information                                                Page No.
---------------------                                                --------

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets-
        June 27, 1997 (Unaudited) and March 28, 1997                       3

        Condensed Consolidated Statements of Operations (Unaudited) -
        Three Months Ended June 27, 1997 and June 28, 1996                 4

        Condensed Consolidated Statements of Cash Flows (Unaudited) -
        Three Months Ended June 27, 1997 and June 28, 1996                 5

        Notes to Condensed Consolidated Financial Statements            6-10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                      11-15

PART II.

Other Information                                                         16
-----------------

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature Page                                                            17
--------------

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------


PART I. FINANCIAL INFORMATION
        ---------------------

        ITEM 1.  FINANCIAL STATEMENTS
        -------  --------------------



                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                           (In thousands of dollars)

                                                                              June 27, 1997   March 28, 1997/1/
                                                                              --------------  ------------------
                                                                               (Unaudited)
ASSETS:
Cash and cash equivalents                                                          $ 19,401            $ 14,729
Receivables, net                                                                      6,467               6,894
Inventories                                                                          10,304               7,959
Prepaid expenses                                                                      3,993               3,170
Advance rental payments                                                              43,975              38,472
Property and equipment, less accumulated
  depreciation of $48,077 and $42,017                                               126,855             112,116
Contract rights, less accumulated amortization of
  $24,252 and $19,815                                                               208,367             180,557
Goodwill, less accumulated amortization of $7,204
  and $5,574                                                                        104,246              95,771

Other assets                                                                         12,710              13,253
                                                                                   --------            --------
Total assets                                                                       $536,318            $472,921
                                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable                                                                   $ 10,746            $  8,941
Accrued commissions                                                                  13,090              10,573
Accrued interest                                                                      4,261               9,712
Other accrued expenses                                                               10,339               8,996
Deferred income taxes                                                                74,570              65,650
11-3/4% Senior Notes                                                                196,655             196,655
Credit facility                                                                     188,000             130,000
9-7/8% promissory note                                                               15,000              15,000
Other Long-term debt                                                                  3,463               3,831

Stockholders' equity:
  Common stock and capital in excess of par value                                    53,409              53,265
  Notes receivable from management                                                     (439)               (439)
  Accumulated deficit                                                               (32,776)            (29,263)
                                                                                   --------            --------
Total stockholders' equity                                                           20,194              23,563
                                                                                   --------            --------
Total liabilities and stockholders' equity                                         $536,318            $472,921
                                                                                   ========            ========

The accompanying notes are an integral part of these financial statements.


______

1. The March 28, 1997 Balance Sheet has been derived from the audited financial statements as of that date.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------
                (In thousands of dollars, except per share data)


                                                Three Months Ended
                                           ----------------------------

                                            June 27,          June 28,
                                              1997              1996
                                           ----------------------------

REVENUES                                        $72,095        $47,940

COSTS AND EXPENSES

    Laundry operating expenses                   48,236         32,580
    General and administrative expenses           1,489          1,016
    Depreciation and amortization                16,475          9,810
    Stock-based compensation charge                 145              -
                                                -------        -------
                                                 66,345         43,431
                                                -------        -------
OPERATING INCOME                                  5,750          4,509


INTEREST EXPENSE, NET                            10,063          6,141
                                                -------        -------
LOSS BEFORE INCOME TAXES                         (4,313)        (1,632)
                                                -------        -------
PROVISION (BENEFIT) FOR INCOME TAXES:
    Currently payable                                50             50
    Deferred                                       (850)          (450)
                                                -------        -------
                                                   (800)          (400)
                                                -------        -------
NET LOSS                                        $(3,513)       $(1,232)
                                                =======        =======
NET LOSS PER SHARE                                $(.34)
                                                =======
PRO FORMA NET LOSS PER SHARE                                     $(.16)
                                                               =======

The accompanying notes are an integral part of these financial statements.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------
                           (In thousands of dollars)

                                                                      Three Months Ended
                                                                     --------------------
                                                                     June 27,   June 28,
                                                                       1997       1996
                                                                     ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $ (3,513)  $ (1,232)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation and amortization                                    16,475      9,810
      Deferred income taxes                                              (850)      (450)
      Stock-based compensation charge                                     145         --
      Amortization of debt discount and debt issuance costs               161        130
      Increase or decrease in operating assets and liabilities,
        net of business acquired:
        Decrease (increase) in other assets                               870       (821)
        Decrease in receivables, net                                      896      1,109
        Increase in inventories and prepaid expenses                   (1,810)    (1,409)
        Decrease in accounts payable                                     (162)      (205)
        Decrease in accrued interest                                   (5,451)    (4,610)
        Increase in accrued expenses, net                               1,912      1,494
                                                                     --------   --------
      Net cash provided by operating activities                         8,673      3,816
                                                                     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                (9,429)    (5,942)
    Advance rental payments to location owners                         (3,639)    (2,628)
    Additions to net assets related to acquisitions of businesses     (47,548)   (16,722)
                                                                     --------   --------
        Net cash used for investing activities                        (60,616)   (25,292)
                                                                     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt transactions:
    Net repayments of bank and other borrowings                          (225)     4,887
    Deferred debt issuance costs                                         (900)        79
    Proceeds from issuance of term loans from credit facility          58,000         --
    Principal payments on capitalized lease obligations                  (260)      (108)
                                                                     --------   --------
        Net cash provided by financing activities                      56,615      4,858
                                                                     --------   --------
        Net increase (decrease) in cash and cash equivalents            4,672    (16,618)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         14,729     19,858
                                                                     --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 19,401   $  3,240
                                                                     ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
    Interest paid                                                    $ 15,428   $ 10,714
                                                                     ========   ========

The accompanying notes are an integral part of these financial statements.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS

Coinmach Laundry Corporation ("Coinmach Laundry"), a Delaware corporation, through its wholly-owned subsidiaries (collectively, the "Company"), is primarily engaged in providing coin-operated laundry equipment services to multi-family housing properties throughout much of the United States. After giving effect to the National Coin Acquisition (as hereinafter defined), the Company owns and operates approximately 414,000 coin-operated washers and dryers in over 40,000 locations on routes in 31 states, the District of Columbia and Mexico and in 151 retail laundromats located throughout Texas. The Company, through its wholly-owned subsidiary, Super Laundry Equipment Corp., a New York corporation ("Super Laundry"), also is a construction and laundromat equipment distribution company. On July 17, 1997, the Company completed the acquisition of the route businesses of National Coin Laundry, Inc. and Whitmer Vend-O-Mat Laundry Services, Inc. and the distribution business of National Laundry Equipment Company for an aggregate cash purchase price of approximately $19.0 million, excluding transaction costs (the "National Coin Acquisition"). See Note 7, "Subsequent Events." The results of operations for the three month period ended June 27, 1997 do not take into account the National Coin Acquisition.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Coinmach Laundry's Annual Report on Form 10-K for the year ended March 28, 1997.


3.  LOSS PER SHARE

Loss per share for the three months ended June 27, 1997 was calculated based upon the weighted average number of common shares outstanding of 10,484,926.
Pro forma loss per share for the three months ended June 28, 1996 was calculated based upon the weighted average number of common shares of 7,774,017, which amount gives effect to the transactions discussed in Note 5.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

3.  LOSS PER SHARE (continued)

The Company's historical capitalization differs significantly from its capitalization effective with its July 23, 1996 initial public offering
(see Note 5). Accordingly, historical net loss per common share for the three months ended June 28, 1996 is not considered by management to be meaningful and has not been presented. A pro forma net loss per share, on the other hand, is presented for this period in the accompanying statement of operations. The calculation of the number of shares used in computing pro forma net loss per share includes the effect of shares of stock issued and options granted discussed further in Note 5, as well as the redemption of preferred stock, as more fully described in Note 5. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares of common stock sold or issued at prices below the initial public offering price per share in the twelve months preceding the initial public offering have been included in the calculation as if outstanding for the three months ended June 28, 1996.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This standard changes the method of calculating earnings per share and will be effective for periods ending after December 15, 1997. Earlier application is not permitted; however, when adopted, all prior period earnings per share data presented will be required to be restated to conform with the new standard. The Company has determined that the impact of SFAS No. 128 will not have a material effect on the calculations of earnings per share.


4.  LONG-TERM DEBT

At June 27, 1997, Coinmach Corporation ("Coinmach"), a wholly-owned subsidiary of Coinmach Laundry, had outstanding long-term debt consisting of (a) approximately $196.7 million of 11 3/4% Senior Notes due 2005 (the "Senior Notes"), (b) $188 million of term loans, and (c) a $15.0 million 9 7/8% promissory note due 2004. The outstanding term loans were made pursuant to a senior financing arrangement obtained by the Company in January, 1997 consisting of a $190 million term loan facility and a $70 million revolving credit facility (the "New Credit Facility"). Indebtedness under the New Credit Facility is secured by all of the Company's real and personal property. Coinmach Laundry has guaranteed the indebtedness under the New Credit Facility and pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default, and customary restrictive covenants and agreements, the New Credit Facility contains certain covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio, and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the Senior Notes and the New Credit Facility limit Coinmach's ability to pay dividends. At June 27, 1997, there were no amounts outstanding under Coinmach's revolving credit facility.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)


5.  STOCKHOLDERS' EQUITY

    A.  INITIAL PUBLIC OFFERING

On July 23, 1996, Coinmach Laundry completed its initial public offering (the "Offering") of 4,120,000 shares of its Common Stock at a price of $14.00 per share. Coinmach Laundry's Registration Statement for 4,000,000 shares of Common Stock was filed with the Securities and Exchange Commission on May 13, 1996 and subsequently declared effective on July 17, 1996. On July 18, 1996, Coinmach Laundry filed an additional registration statement on Form S-1 with respect to the registration of an additional 120,000 shares of Common Stock, which registration statement was effective upon filing.

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

Prior to the Offering, Coinmach Laundry issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management. Coinmach Laundry recorded a stock based compensation charge in an amount of approximately $887,000, attributable to the issuance of such stock in July 1996. In addition, approximately $103,000 of outstanding receivables relating to loans to management in connection with prior purchases of Coinmach Laundry's common stock were forgiven and was accounted for as a stock-based compensation charge in July 1996.

    B.  RECLASSIFICATION AND STOCK SPLIT

In connection with the Offering, Coinmach Laundry approved a reclassification (the "Reclassification") of all of its capital stock pursuant to which all seven classes of the previously issued and outstanding capital stock of Coinmach Laundry prior to the Offering were converted into a class of preferred stock, a class of voting common stock and a class of non-voting common stock. As part of the Reclassification, holders of Coinmach Laundry's Class A common stock, Class E common stock and Class F common stock immediately prior to the Offering (collectively, the "Preference Shares") also received a distribution consisting of shares of Common Stock and shares of Series A preferred stock, par value $.01 per share (the "Preferred Stock") representing an amount equal to the sum of:
(a) preferred dividends on such Preference Shares in an amount equal to the accrued yield (at a rate of 8% per annum, compounded quarterly) on the original investment in such Preference Shares through July 23, 1996; and (b) an amount equal to the original investment in such Preference Shares. Holders of Preference Shares who were members of the Company's management received an aggregate of 28,425 shares of Common Stock, and holders of the Preference Shares who were not

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

5.  STOCKHOLDERS' EQUITY (continued)

members of the Company's management received an aggregate of 1,000 shares of Preferred Stock. In connection with the Reclassification, Coinmach Laundry also approved an approximate 23-to-1 stock split (the "Stock Split") payable to shareholders of record of Coinmach Laundry on July 12, 1996.

    C.  REDEMPTION OF PREFERRED STOCK

Immediately following the Offering, approximately $19.2 million of the proceeds of the Offering were used by the Company to retire all of the issued and outstanding shares of Preferred Stock.

    D.  STOCK OPTION PLAN

Prior to the Offering, the Company adopted the 1996 Employee Stock Option Plan (as amended and restated, the "Stock Option Plan") which provides that the Company may grant options for the purchase of up to 1,109,147 shares of Common Stock to key employees of the Company over a period not to exceed ten years.
The Company may grant incentive stock options or options which do not qualify as incentive stock options at an exercise price per share not less than 100% of the fair market value of the Common Stock at the date of grant. All options granted under the Stock Option Plan vest over four years in five equal installments (20% vest immediately on the date of grant and the remainder over a four year period) and expire ten years from the date of grant.

The Company has granted 181,250 options to various employees of the Company pursuant to the Stock Option Plan, through June 27, 1997.

On July 23, 1996, in connection with the Offering, Coinmach Laundry granted certain non-qualified options (the "Options") to certain members of management (collectively, the "Option Holders") to purchase up to 735,618 shares of Common Stock at 85% of the initial offering price of the Common Stock. On September 17, 1996, for the purpose of preserving the Option Holders' percentage interest of Common Stock represented by the Options (which percentage interest was decreased as a result of the exercise of the Over-Allotment Option), Coinmach Laundry granted to the Option Holders additional non-qualified stock options to purchase up to 3,819 shares of Common Stock (the "Additional Options"). The Options and Additional Options vest in equal annual installments (20% vest immediately on the date of grant and the remainder over a four year period) commencing on July 23, 1996, the effective date of the Offering. With respect to Options and Additional Options granted to employees of the Company, the Company will record the difference between the exercise price and the initial offering price of Common Stock as a stock-based compensation charge over the applicable four year vesting period.

On September 17, 1996, Coinmach Laundry granted to certain directors, each of whom was appointed by the Board of Directors of Coinmach Laundry on such date to serve as independent directors, options entitling each such director to purchase up to 60,000 shares of Common Stock (the "Independent Director Options"). The Independent Director Options vest in equal annual installments

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

5.  STOCKHOLDERS' EQUITY (continued)

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

For the three months ended June 27, 1997, the Company has recorded a stock-based compensation charge of approximately $145,000 relating to the Options, the Additional Options and the Independent Director Options.


6.  ACQUISITION

On April 23, 1997, pursuant to the terms and conditions of a Merger Agreement dated as of March 20, 1997, Coinmach completed the acquisition and merger of Reliable Holding Corp. ("Reliable") and its subsidiaries Reliable Laundry Service Inc., Girard-Hopkins Acquisition Corp., Maquilados Automaticas S.A. de C.V., and Automatica S.A. de C.V. (collectively, the "Reliable Entities") with and into Coinmach, for $44 million in cash (excluding transaction expenses). The Reliable Entities provide coin-operated laundry equipment services to multi-family dwellings in California and Mexico.

7.  SUBSEQUENT EVENT

On July 17, 1997, the Company consummated the National Coin Acquisition, pursuant to which Coinmach acquired 100% of the outstanding voting securities of National Coin Laundry Holding, Inc., an Ohio Corporation ("NCLH") and National Laundry Equipment Company, an Ohio corporation ("NLEC"). NCLH is the parent of National Coin Laundry, Inc., an Ohio corporation ("NCL"). In a related transaction, the Company acquired substantially all of the assets of Whitmer Vend-O-Mat Laundry Services, Inc., an Indiana corporation ("Whitmer") that is an affiliate of NCLH, NLEC and NCL. Coinmach acquired NCLH, NLEC, NCL and Whitmer (collectively, the "NCL Entities") for an aggregate purchase price of approximately $19.0 million in cash. The NCL Entities provide coin-operated laundry equipment services to multi-family dwellings in the states of Ohio, Indiana, Kentucky, Michigan, West Virginia, Pennsylvania, Georgia, Tennessee, Illinois and Florida, as well as distributing exclusive lines of commercial coin and non-coin laundry machines and parts, and selling service contracts. Subsequent to the acquisition of Whitmer and of the other NCL Entities, such other entities were merged with and into Coinmach.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company's Annual Report on Form 10-K for the year ended March 28, 1997. The results of operations for the three month period ended June 27, 1997 do not take into account the National Coin Acquisition.

GENERAL
-------

The Company, through its operating subsidiaries, is principally engaged in supplying coin-operated laundry equipment services to multi-family housing properties located in 31 states, the District of Columbia and Mexico operating in 151 retail laundromats located throughout Texas. The most significant revenue source is derived from its routes, which, giving effect to the National Coin Acquisition, are currently comprised of approximately 40,000 locations containing over 414,000 coin-operated washing machines and dryers. The Company provides coin-operated laundry equipment services to locations by leasing designated laundry rooms in buildings on a long-term basis.

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

RESULTS OF OPERATIONS
---------------------

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended March 28, 1997.


COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 27, 1997 AND JUNE 28, 1996

Revenues increased by approximately 50% for the three month period ended June 27, 1997, as compared to the prior year's corresponding period. The improvement in revenues for the three month period consisted primarily of increased route revenues resulting from internal expansion, the acquisition of the route and laundromat business of Kwik Wash Laundries L.P. in January 1997 (the "Kwik Wash Acquisition"), and the acquisition of the route business of Reliable Holding Corp. in April 1997 (the "Reliable Acquisition"). During the three month period ended June 27, 1997, the Company's installed base increased by approximately 5,500 machines from internal growth (excluding the machines added from the Reliable Acquisition) as compared to an increase of approximately 2,200 machines during the prior year period.

Laundry operating expenses increased by approximately 48%, for the three month period ended June 27, 1997, as compared to the prior year's corresponding period. The increase was due primarily to an increase in laundry operating expenses related to the Kwik Wash Acquisition and the Reliable Acquisition. Such increase in laundry operating expenses was offset partially by the implementation

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)
---------------------

of cost savings programs in the Company's field operations and the consolidation of certain operating regions relating to certain acquisitions during the prior year period.

General and administrative expenses increased by approximately $0.4 million, for the three month period ended June 27, 1997, as compared to the prior year's corresponding period. The increase for the period was due to various expenses associated with (i) the implementation of the Company's acquisition strategy,
(ii) the development and implementation of procedures for the management of investor relations, and (iii) systems development, refinement and integration, in each case, resulting from the Company's recent acqusitions.

Depreciation and amortization expenses increased by approximately 68% for the three month period ended June 27, 1997, as compared to the prior year's corresponding period, due primarily to the contract rights and goodwill associated with the Kwik Wash Acquisition and the Reliable Acquisition as well as an increase in capital expenditures for the installed base of machines. As a result of the Company's acquisition activity since early 1995, the Company incurred approximately $8.7 million in non-cash purchase accounting related depreciation and amortization charges for the current year period as compared to $5.8 million for the prior year's corresponding period.

The Company granted Options to certain members of management to purchase shares of Common Stock at a 15% discount to the initial offering price of the Common Stock. With respect to such options granted to its employees, the Company will record such discount as a stock-based compensation charge over the applicable four year vesting period. The Company also granted to two of its disinterested directors Independent Director Options to purchase up to a total of 120,000 shares of Common Stock. The Company will record the difference between the exercise price of such options and the fair market value of the Common Stock on the date of grant as a stock-based compensation charge over the applicable three year vesting period. During the three months ended June 27, 1997, the Company recorded a stock-based compensation charge of approximately $145,000 relating to the such Options.

As a result of the above, operating income margins were approximately 8% for the three month period ended June 27, 1997, as compared to approximately 9%, for the three month period ended June 28, 1996.

Interest expense, net increased by approximately 64% for the three month period ended June 27, 1997, as compared to the prior year's corresponding period, due primarily to interest on indebtedness under the New Credit Facility. Partially offsetting this increase in interest expense was interest income earned on excess cash balances generated from the net proceeds from the Offering.

EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization) was approximately $22.4 million (before deduction for the stock-based compensation charges) for the three months ended June 27, 1997, as compared to approximately $14.3 million for the corresponding

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)
---------------------

period in 1996, representing an improvement of approximately 56%. EBITDA margins improved to approximately 31% for the three months ended June 27, 1997, compared to approximately 30% for the prior year's corresponding period. EBITDA is used by certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The Company's effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before income taxes as a result of state taxes and permanent book/tax differences (largely attributable to goodwill and contract rights amortization).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company continues to have substantial indebtedness and debt service requirements. At June 27, 1997, the Company had outstanding long-term debt of approximately $403.1 million and stockholders' equity of approximately $20.2 million.

The Company's level of indebtedness will have several important effects on its future operations, including, but not limited to, the following: (a) a significant portion of the Company's cash flow from operations will be required to pay interest on its indebtedness and will not be available for other purposes; (b) the financial covenants contained in certain of the agreements governing the Company's indebtedness will require the Company to meet certain financial tests and will limit its ability to borrow additional funds or to dispose of assets; (c) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (d) the Company's ability to adapt to changes in the coin-operated laundry equipment services industry and to economic conditions in general will be limited. At June 27, 1997, there was no amount outstanding under the Company's revolving credit facility.

The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the three months ended June 27, 1997 were approximately $60.6 million. Of such amount, the Company spent approximately $47.6 million in acquisition and related transaction costs, including the Reliable Acquisition, and approximately $3.9 million related to the net increase in the installed base of machines. The balance was used to maintain the existing machine base and for general corporate purposes. The full impact on revenues and EBITDA generated from capital expended on acquisitions and the net increase in the installed base of machines

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------

are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors including the timing of the capital expended.

The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. In connection with certain of the financing agreements governing the Company's indebtedness, Coinmach is required to make monthly cash interest payments under the New Credit Facility and semi-annual cash interest payments on the Senior Notes.

Effective June 2, 1997, Coinmach entered into an amendment to the New Credit Facility with Bankers Trust Company, First Union National Bank of North Carolina, Lehman Commercial Paper, Inc. and certain other lending institutions named therein, to increase the principal amount of the Tranche B term loan by $60 million. The New Credit Facility, as amended and prior to giving effect to payment of principal installments, consists of a $70 million revolving credit facility and a $190 million term loan facility, which is comprised of a Tranche A term loan in the amount of $30 million and Tranche B term loan in the amount of $160 million. The New Credit Facility also provides for up to $10 million of letter of credit financing and short term borrowings under a swing line facility of up to $5 million.

In connection with Coinmach's January 1997 acquisition of KWL, Inc. ("KWL") and Kwik-Wash Laundries, Inc. ("Kwik Wash"), the sole partners of Kwik Wash Laundries, L.P., Coinmach Laundry issued a $15 million promissory note (the "Kwik Wash Note") in partial payment of the purchase price for the outstanding voting securities of KWL and Kwik Wash.

Management believes that the Company's future operating activities will generate sufficient cash flow to repay borrowings under the Senior Notes, the New Credit Facility and the Kwik Wash Note or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indenture governing the Senior Notes or in the New Credit Facility could result in an acceleration of all amounts due under the Indenture and the New Credit Agreement. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms, if at all, or on terms permitted under the New Credit Facility or the indenture governing the Senior Notes.

The Company's depreciation and amortization expenses (aggregating approximately $16.5 million for the three months ended June 27, 1997) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods of up to 15 years. Although such accounting treatment can have a favorable effect on operating cash flow by reducing taxes, such treatment also reduces net income.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------

On July 17, 1997, Coinmach consummated the National Coin Acquisition, pursuant to which it acquired 100% of the outstanding voting securities of NCLH and NLEC. NCLH is the parent of NCL. In a related transaction, the Company acquired substantially all of the assets of Whitmer, an affiliate of NCLH, NLEC and NCL. Coinmach acquired the NCL Entities for an aggregate purchase price of approximately $19.0 million in cash. The NCL Entities provide coin-operated laundry equipment services to multi-family dwellings in the states of Ohio, Indiana, Kentucky, Michigan, West Virginia, Pennsylvania, Georgia, Tennessee, Illinois and Florida, as well as distributing exclusive lines of commercial coin and non-coin laundry machines and parts, and selling service contracts. Subsequent to the acquisition of Whitmer and of the other NCL Entities, such other entities were merged with and into Coinmach. The New Credit Facility was used to fund the National Coin Acquisition.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               --------

               10.73 Amendment Number One and Waiver, dated as of June 2, 1997, to the Credit Agreement, dated as of January 8, 1997, among Coinmach, Coinmach Laundry, the Lending Institutions named therein, Bankers Trust Company, First Union National Bank of North Carolina and Lehman Commercial Paper, Inc.

               27.1   Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------

               None

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             COINMACH LAUNDRY CORPORATION

Date: August 11, 1997        /s/  ROBERT M. DOYLE
                                 -------------------------------
                             Robert M. Doyle
                             Senior Vice President and Chief Financial Officer
                             (On behalf of registrant and as Principal Financial
                              Officer)