Form 10-Q
period 1997-09-26
COINMACH LAUNDRY CORP
filed 1997-11-10
CIK 1013021

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from ____________ to ___________.


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

YES  X  NO __.
    ---

AS OF THE CLOSE OF BUSINESS ON NOVEMBER 6, 1997, COINMACH LAUNDRY CORPORATION HAD OUTSTANDING 10,004,278 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "COMMON STOCK"), AND 480,648 SHARES OF NON-VOTING CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "NON-VOTING COMMON STOCK").

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                                     INDEX
                                     -----

PART I.

Financial Information                                                   Page No.
---------------------                                                   --------

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets-
   September 26, 1997 (Unaudited) and March 28, 1997                           3

   Condensed Consolidated Statements of Operations (Unaudited) -
   Three and Six Months Ended September 26, 1997 and September 27, 1996        4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
   Three and Six Months Ended September 26, 1997 and September 27, 1996        5

   Notes to Condensed Consolidated Financial Statements                     6-10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          11-15

PART II.

Other Information                                                             16
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
--------------

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------


PART I.  FINANCIAL INFORMATION
         ---------------------

         ITEM 1.  FINANCIAL STATEMENTS
         -------  --------------------



                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                           (In thousands of dollars)

                                                        September      March
                                                         26, 1997    28, 1997/1/
                                                       -----------   -----------
                                                       (Unaudited)
ASSETS:

Cash and cash equivalents                               $ 16,815      $ 14,729
Receivables, net                                           8,633         6,894
Inventories                                               12,456         7,959
Prepaid expenses                                           3,728         3,170
Advance rental payments                                   47,540        38,472
Property and equipment, less accumulated
   depreciation of $56,565 and $42,017                   130,348       112,116
Contract rights, less accumulated
   amortization of $29,358 and $19,815                   217,371       180,557
Goodwill, less accumulated amortization of
   $8,956 and $5,574                                     109,027        95,771
Other assets                                              14,441        13,253
                                                        --------      --------
Total assets                                            $560,359      $472,921
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable                                        $  9,972      $  8,941
Accrued commissions                                       13,065        10,573
Accrued interest                                          10,871         9,712
Other accrued expenses                                    12,795         8,996
Deferred income taxes                                     78,803        65,650
11 3/4% Senior Notes                                     196,655       196,655
Credit facility                                          203,250       130,000
9 7/8% promissory note                                    15,000        15,000
Other long-term debt                                       3,619         3,831

Stockholders' equity:
  Common stock and capital in excess of par value         53,810        53,265
  Notes receivable from management                          (439)         (439)
  Accumulated deficit                                    (37,042)      (29,263)
                                                        --------      --------
Total stockholders' equity                                16,329        23,563
                                                        --------      --------

Total liabilities and stockholders' equity              $560,359      $472,921
                                                        ========      ========

   The accompanying notes are an integral part of these financial statements.
___________

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

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------
                (In thousands of dollars, except per share data)


                                             Three Months Ended               Six Months Ended
                                       ------------------------------  ------------------------------
                                       September 26,   September 27,   September 26,   September 27,
                                            1997            1996            1997            1996
                                       --------------  --------------  --------------  --------------
REVENUES                                    $ 77,702        $ 46,506        $149,797        $ 94,446

COSTS AND EXPENSES:
Laundry operating expenses                    52,074          31,016         100,310          63,596
General and administrative expenses            1,428           1,082           2,917           2,123
Depreciation and amortization                 18,105          10,382          34,580          20,192
Stock-based compensation charge                  400           1,460             545           1,460
                                            --------        --------        --------        --------
                                              72,007          43,940         138,352          87,371
                                            --------        --------        --------        --------

OPERATING INCOME                               5,695           2,566          11,445           7,075

INTEREST EXPENSE, NET                         11,066           6,001          21,129          12,142
                                            --------        --------        --------        --------

LOSS BEFORE INCOME TAXES                      (5,371)         (3,435)         (9,684)         (5,067)
                                            --------        --------        --------        --------

PROVISION (BENEFIT) FOR
 INCOME TAXES:
Currently payable                                100             100             150             105
Deferred                                      (1,205)         (1,300)         (2,055)         (1,750)
                                            --------        --------        --------        --------
                                              (1,105)         (1,200)         (1,905)         (1,600)
                                            --------        --------        --------        --------
NET LOSS                                     ($4,266)        ($2,235)        ($7,779)        ($3,467)
                                            ========        ========        ========        ========

NET LOSS PER SHARE                             ($.41)          ($.23)          ($.74)          ($.43)
                                            ========        ========        ========        ========

   The accompanying notes are an integral part of these financial statements.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------
                           (In thousands of dollars)

                                                                          Six Months Ended
                                                                          ----------------
                                                              September 26, 1997   September 27, 1996
                                                              -------------------  -------------------
OPERATING ACTIVITIES:
 Net loss                                                          ($7,779)             ($3,467)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                    34,580               20,192
   Deferred income taxes                                            (2,055)              (1,750)
   Stock-based compensation charge                                     545                1,460
   Amortization of debt discount and debt issuance costs               351                  261
 Increase or decrease in operating assets and liabilities,
     net of business acquired:
     Increase in other assets                                       (1,182)              (1,216)
     Decrease (increase) in receivables, net                            88                  (63)
     Increase in inventories and prepaid expenses                   (2,204)              (1,177)
     Decrease in accounts payable                                   (1,493)                (537)
     Increase in accrued interest                                    1,159                  996
     Increase in accrued expenses, net                                 376                  688
                                                                  --------             --------
 Net cash provided by operating activities                          22,386               15,387
                                                                  --------             --------

INVESTING ACTIVITIES:
 Additions to property and equipment                               (18,940)             (12,555)
 Advance rental payments to location owners                         (6,660)              (4,872)
   Additions to net assets related to acquisitions of
       businesses                                                  (66,300)             (17,623)
                                                                  --------             --------
 Net cash used for investing activities                            (91,900)             (35,050)
                                                                  --------             --------

FINANCING ACTIVITIES:
Debt transactions:
 Net repayments of bank and other borrowings                          (262)                (136)
 Deferred debt issuance costs                                         (900)                 (90)
 Proceeds from credit facility, net of repayments                   73,250                   --
 Principal payments on capitalized lease obligations                  (488)                (229)
Equity transactions:
 Proceeds from issuance of common stock                                 --               52,017
 Redemption of preferred stock                                          --              (19,207)
 Dividend paid-preferred stock                                          --                  (21)
                                                                  --------             --------
     Net cash provided by financing activities                      71,600               32,334
                                                                  --------             --------
     Net increase in cash and cash equivalents                       2,086               12,671

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      14,729               19,858
                                                                  --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 16,815             $ 32,529
                                                                  ========             ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
 Interest paid                                                    $ 19,628             $ 11,131
                                                                  ========             ========

   The accompanying notes are an integral part of these financial statements.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS

     Coinmach Laundry Corporation ("Coinmach Laundry"), a Delaware corporation, through its wholly-owned subsidiaries (collectively, the "Company"), is the leading supplier of out-sourced coin-operated laundry equipment services for multi-family housing properties in the United States. The Company's business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. On September 26, 1997, the Company owned and operated approximately 417,000 coin-operated washers and dryers in approximately 42,000 locations on routes throughout the United States and in 151 retail laundromats located throughout Texas.

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

3.  LOSS PER SHARE

     Loss per share for each of the three and six month periods ended September 26, 1997, was calculated based upon the weighted average aggregate number of shares of Common Stock and Non-Voting Common Stock outstanding, which was 10,484,926 during such period. Loss per share for the three and six month periods ended September 27, 1996 was calculated based upon the weighted average aggregate number of shares of Common Stock and Non-Voting Common Stock outstanding, which was 9,742,573 and 7,980,134, respectively during such periods.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"). This standard changes the method of calculating earnings per share and will be effective for periods ending after December 15, 1997. Application of FAS 128 to periods ending prior to December 15, 1997 is prohibited; however, when adopted, all prior period earnings per share data presented will be required to be restated to conform with the new standard. The Company has determined that the impact of FAS No. 128 will not have a material effect on the calculation of earnings per share.

4.  LONG-TERM DEBT

     On September 26, 1997, the outstanding long-term debt of Coinmach Laundry and Coinmach Corporation ("Coinmach"), a wholly-owned subsidiary of Coinmach Laundry, consisted of (a) approximately $196.7 million of 11 3\4% Senior
Notes due 2005 (the "Senior Notes"), issued by Coinmach, (b) $187.3 million of term loans, (c) $16.0 million of revolving loans and (d) a $15.0 million
9 7/8% promissory note due 2004 issued by Coinmach

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. LONG-TERM DEBT (continued)

Laundry (the "Kwik Wash Note"). The outstanding term loans and revolving loans were made pursuant to a senior financing arrangement obtained by the Company in January 1997, which consists of a $190 million term loan facility and a $70 million revolving credit facility (as amended, the "Credit Facility").

     On October 8, 1997, Coinmach completed the private placement (the "Bond Offering") of $100 million aggregate principal amount of its 11 3/4% Series
C Notes due 2005 (the "Series C Notes") on substantially identical terms as its outstanding Senior Notes. The gross proceeds from the Bond Offering were $109.875 million, of which $100.0 million represented the payment of principal and $9.875 million represented the payment of a premium for the Series C Notes. Coinmach used approximately $105.4 million of the net proceeds from the Bond Offering to repay indebtedness outstanding under the Credit Facility. After giving effect to such repayment of indebtedness, the aggregate outstanding indebtedness under the Credit Facility is $97.9 million, as of November 10, 1997. See Note 7-"Subsequent Events."

     Indebtedness under the Credit Facility is secured by all of the Company's real and personal property. Coinmach Laundry has guaranteed the indebtedness under the Credit Facility and pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default, and customary restrictive covenants and agreements, the Credit Facility and the indenture governing the Senior Notes contain certain covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio, and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the Senior Notes and the Credit Facility limit Coinmach's ability to pay dividends.

5.  STOCKHOLDERS' EQUITY

 a.  INITIAL PUBLIC OFFERING

     On July 23, 1996, Coinmach Laundry completed its initial public offering (the "Offering") of 4,120,000 shares of Common Stock at a price of $14.00 per share. Coinmach Laundry's registration statement for 4,000,000 shares of Common Stock was filed with the Securities and Exchange Commission (the "Commission") on May 13, 1996 and subsequently declared effective by the Commission on July 17, 1996. On July 18, 1996, Coinmach Laundry filed with the Commission an additional registration statement on Form S-1 with respect to the registration of an additional 120,000 shares of Common Stock, which registration statement was effective upon filing.

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

     Prior to the Offering, Coinmach Laundry issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management. Coinmach Laundry recorded a stock based compensation charge in an amount of approximately $887,000, attributable to the issuance of such stock. In addition, in July 1996 approximately $103,000 of receivables relating to loans to management in connection with

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. STOCKHOLDERS' EQUITY (continued)

prior purchases of Coinmach Laundry's common stock were forgiven and was accounted for as a stock-based compensation charge.

 b.  RECLASSIFICATION AND STOCK SPLIT

     In connection with the Offering, Coinmach Laundry approved a reclassification (the "Reclassification") of all of its capital stock, pursuant to which all seven classes of the previously issued and outstanding capital stock of Coinmach Laundry prior to the Offering were converted into a class of preferred stock, a class of voting common stock and a class of non-voting common stock. As part of the Reclassification, holders of Coinmach Laundry's Class A common stock, Class E common stock and Class F common stock immediately prior to the Offering (collectively, the "Preference Shares") also received a distribution consisting of shares of Common Stock and shares of Series A preferred stock, par value $.01 per share (the "Preferred Stock") representing an amount equal to the sum of: (a) preferred dividends on such Preference Shares in an amount equal to the accrued yield (at a rate of 8% per annum, compounded quarterly) on the original investment in such Preference Shares through July 23, 1996; and (b) an amount equal to the original investment in such Preference Shares. Holders of Preference Shares who were members of the Company's management received an aggregate of 28,425 shares of Common Stock, and holders of the Preference Shares who were not members of the Company's management received an aggregate of 1,000 shares of Preferred Stock. In connection with the Reclassification, Coinmach Laundry also approved an approximate 23-to-1 stock split (the "Stock Split") payable to shareholders of record of Coinmach Laundry on July 12, 1996.

 c.  REDEMPTION OF PREFERRED STOCK

     Immediately following the Offering, approximately $19.2 million of the proceeds of the Offering were used by the Company to retire all of the issued and outstanding shares of Preferred Stock.

 d.  STOCK OPTIONS

     Prior to the Offering, the Company adopted the 1996 Employee Stock Option Plan (as amended and restated, the "Stock Option Plan") which provides that the Company may grant options for the purchase of up to 1,109,147 shares of Common Stock to key employees of the Company over a period of up to ten years. The Company may grant incentive stock options or options which do not qualify as incentive stock options at an exercise price per share not less than 100% of the fair market value of the Common Stock on the date of grant. All options granted under the Stock Option Plan vest over four years in five equal installments (20% vest immediately on the date of grant and the remainder vest over a four year period) and expire ten years from the date of grant.

     The Company has granted 246,250 options to various employees of the Company pursuant to the Stock Option Plan, through September 26, 1997.

     On July 23, 1996, in connection with the Offering, Coinmach Laundry granted certain non-qualified options (the "Options") to certain members of management (collectively, the "Option Holders") to purchase up to 735,618 shares of Common Stock at 85% of the initial offering price of the Common Stock. On September 17, 1996, for the purpose of preserving the Option Holders' percentage interest of Common Stock represented by the Options (which percentage interest was decreased as a result of the exercise of the Over-Allotment Option), Coinmach Laundry granted to the Option Holders additional non-qualified stock options to purchase up to 3,819 shares of Common Stock (the "Additional Options"). The Options and Additional Options vest in equal annual installments

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. STOCKHOLDERS' EQUITY (continued)

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

     On September 17, 1996, Coinmach Laundry granted to certain directors, each of whom was appointed by the Board of Directors of Coinmach Laundry on such date to serve as independent directors, options entitling each such director to purchase up to 60,000 shares of Common Stock (the "Independent Director Options"). The Independent Director Options vest in equal annual installments (25% vest immediately on the date of grant and the remainder vest over a three year period), commencing on September 17, 1996, and entitle each such director to purchase shares of Common Stock at the initial public offering price of the Common Stock. The Company will record the difference between the exercise price of the Independent Director Options and the fair market value of the Common Stock on September 17, 1996 as a stock-based compensation charge over the applicable three year vesting period.

     On September 5, 1997, Coinmach Laundry granted certain non-qualified options (the "1997 Options") to certain members of management to purchase up to 200,000 shares of Common Stock at an exercise price of $11.90 per share of Common Stock. The 1997 Options vest in equal annual installments (20% vest immediately on the date of grant and the remainder vest over a four year period) commencing on September 5, 1997. The Company will record the difference between the exercise price of the 1997 Options and the fair market value of Common Stock on September 5, 1997 as a stock-based compensation charge over the applicable four year vesting period.

     For the six months ended September 26, 1997 and September 27, 1996, the Company recorded a stock-based compensation charge of approximately $545,000 and $470,000 respectively, relating to the Options, the Additional Options, the Independent Director Options and the 1997 Options. See Note 7-"Subsequent Events" for a discussion of Coinmach Laundry's proposed offering of 2,500,000 shares of Common Stock.

6.  ACQUISITIONS

     On January 8, 1997, Coinmach acquired (the "Kwik Wash Acquisition") 100% of the outstanding voting securities of the partners of Kwik Wash Laundries, L.P. ("Kwik Wash") for $125 million in cash and the Kwik Wash Note. The Kwik Wash Acquisition enabled the Company to provide coin-operated laundry equipment services to multi-family housing properties in Texas, Louisiana, Arkansas and Oklahoma and to operate 150 retail laundromats throughout Texas.

     On April 23, 1997, Coinmach completed the acquisition and merger (the "Reliable Acquisition") of Reliable Holding Corp. ("Reliable") and its subsidiaries, Reliable Laundry Service Inc., Girard-Hopkins Acquisition Corp., Maquilados Automaticas S.A. de C.V., and Automatica S.A. de C.V. with and into Coinmach for $44 million in cash. The Reliable Acquisition provided the Company with a strong foothold in the California market and an entry into the northern Mexican market.

     On July 17, 1997, Coinmach acquired 100% of the outstanding voting securities of National Coin Laundry Holding, Inc., an Ohio Corporation ("NCLH") and National Laundry Equipment Company, an Ohio corporation ("NLEC") which is the parent of National Coin Laundry, Inc., an Ohio corporation ("NCL") and substantially all of the assets of Whitmer Vend-O-Mat Laundry Services, Inc., an Indiana corporation ("Whitmer"). Coinmach acquired (the "National Coin Acquisition") NCLH, NLEC, NCL and Whitmer for an aggregate purchase price of

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. ACQUISITION (continued)

approximately $19.0 million in cash. The National Coin Acquisition enabled the Company to further expand its operations by providing coin-operated laundry equipment services to multi-family housing properties in the states of Ohio, Indiana, Kentucky, Michigan, West Virginia, Pennsylvania, Georgia, Tennessee, Illinois and Florida, as well as by distributing exclusive lines of commercial coin and non-coin laundry machines and parts, and by selling service contracts. Subsequent to the National Coin Acquisition, NCLH, NLEC and NCL were merged with and into Coinmach.

     The Kwik Wash Acquisition, the Reliable Acquisition and the National Coin Acquisition have been accounted for as purchases. The Company has made preliminary allocations to fair value of the assets and liabilities assumed in such transactions as of their respective acquisition dates.

7.  SUBSEQUENT EVENTS

     On October 8, 1997, Coinmach consummated the Bond Offering. The issue price was 109.875%, representing a 9.94% yield to maturity. The gross proceeds from the Bond Offering were $109.875 million, of which $100.0 million represented the payment of principal and $9.875 million represented the payment of a premium for the Series C Notes. Coinmach used approximately $105.4 million of the net proceeds from the Bond Offering to repay indebtedness outstanding under the Credit Facility. After giving effect to such repayment of indebtedness, the aggregate outstanding indebtedness under the Credit Facility is $97.9 million as of November 10, 1997.

     On October 14, 1997, Coinmach Laundry filed a registration statement with the Securities and Exchange Commission relating to a proposed offering of 4,312,500 shares of Common Stock. Of the total number of shares of Common Stock that are contemplated to be registered for sale, 2,500,000 shares are contemplated to be offered by Coinmach Laundry, 1,250,000 shares are contemplated to be offered by certain selling stockholders and 562,500 shares represent shares subject to an over-allotment option to be granted to the underwriters by the selling stockholders, which include certain members of management. There can be no assurance that Coinmach Laundry will consummate the offering of such shares of Common Stock.

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

GENERAL

     The Company is principally engaged in the business of supplying out-sourced coin-operated laundry equipment services to multi-family housing properties. On September 26, 1997, the Company owned and operated approximately 417,000 coin-operated washers and dryers in approximately 42,000 multi-family housing properties on routes throughout the United States and 151 retail laundromats located throughout Texas. Coinmach Laundry, through Super Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of Coinmach, is also a construction and laundromat equipment distribution company.

     The Company provides out-sourced coin-operated laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. Also included in laundry operating expenses are the cost of servicing and collecting in the route business, including, payroll, parts, vehicles and other related items, the cost of sales associated with Super Laundry and certain expenses related to the operation of retail laundromats.

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

THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 26, 1997 COMPARED TO THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 27, 1996

     Revenues increased by approximately 67% and 59% for the three and six month periods ended September 26, 1997, respectively, as compared to the prior year's corresponding periods. The improvement in revenues for the three and six month periods resulted primarily from the acquisition of the route and laundromat business of Kwik Wash Laundries, L.P. in January 1997 (the "Kwik Wash Acquisition"), the acquisition of the route business of Reliable Holding Corp. in April 1997 (the "Reliable Acquisition"), the acquisition (the "National Coin Acquisition")

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)

of the route business of National Coin Laundry Holding, Inc. ("NCLH"), National Coin Laundry, Inc. ("NCL"), National Laundry Equipment Company, Inc. ("NLEC") and Whitmer Vend-O-Mat Laundry Services, Inc. ("Whitmer"), and increased route revenues resulting from internal expansion. During such six-month period, the Company's installed base increased by approximately 9,400 machines from internal growth (excluding the machines added from the Reliable Acquisition and the National Coin Acquisition) as compared to an increase of approximately 4,200 machines during the prior year's corresponding period.

     Laundry operating expenses increased by approximately 68% and 58% for the three and six month periods ended September 26, 1997, respectively, as compared to the prior year's corresponding periods. The increase was due primarily to an increase in laundry operating expenses related to the Kwik Wash Acquisition, the Reliable Acquisition and the National Coin Acquisition.

     General and administrative expenses increased by approximately $0.3 million and $0.8 million, for the three and six month periods ended September 26, 1997, respectively, as compared to the prior year's corresponding periods. The increase for the periods was primarily due to various expenses associated with
(i) costs relating to the Company's acquisition strategy, including legal and financial due diligence investigations of potential targets and related costs,
(ii) the development and implementation of procedures for the management of investor relations, and (iii) systems development and refinement relating to the integration of prior acquisitions.

     Depreciation and amortization increased by approximately 74% and 71% for the three and six month periods ended September 26, 1997, respectively, as compared to the prior year's corresponding periods, due primarily to the contract rights and goodwill associated with the Kwik Wash Acquisition, the Reliable Acquisition and the National Coin Acquisition, as well as an increase in capital expenditures for the installed base of machines. As a result of the Company's acquisition activity since early 1995, the Company incurred approximately $18.9 million in non-cash depreciation and amortization charges for the six months ended September 26, 1997 as compared to $11.7 million for the prior year's corresponding period.

     In July 1996, Coinmach Laundry issued in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management. Coinmach Laundry recorded a stock-based compensation charge of approximately $887,000 attributable to the issuance of such stock. In addition, in July 1996 approximately $103,000 of receivables relating to loans to management in connection with prior purchases of Common Stock were forgiven and have been recorded as a stock-based compensation charge.

     During July and September 1996, Coinmach Laundry granted nonqualified options (the "Options") to purchase Common Stock, to certain members of management and certain other individuals, which enable such persons to purchase shares of Common Stock at a 15% discount to the initial offering price of Common Stock. With respect to the Options granted to its employees, the Company will record such discount as a stock-based compensation charge over the applicable four year vesting period. The Company also granted options to two of its disinterested directors (the "Independent Director Options"), which enable such persons to purchase an aggregate of 120,000 shares of Common Stock at the initial offering price of Common Stock. The Company will record the difference between the exercise price of the Independent Director Options and the fair market value of the Common Stock on the date of grant as a stock-based compensation charge over the applicable three year vesting period.

     In September 1997, Coinmach Laundry granted non-qualified options (the "1997 Options") to purchase an aggregate of 200,000 shares of Common Stock to certain members of management at an exercise price of $11.90

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)

per share of Common Stock. The Company will record the difference between the exercise price of the 1997 Options and the fair market value of the Common Stock on the date of grant as a stock-based compensation charge over the applicable four year vesting period. For the six months ended September 26, 1997 and September 27, 1996, the Company recorded a stock-based compensation charge of approximately $545,000 and $470,000 respectively, relating to the Options, the Independent Director Options and the 1997 Options.

     Operating income margins were approximately 7% and 8% for the three and six month periods ended September 26, 1997, respectively, as compared to approximately 6% and 7%, for the three and six month periods ended September 27, 1996, respectively.

     Interest expense, net increased by approximately 84% and 74%, for the three and six month periods ended September 26, 1997, respectively, as compared to the prior year's corresponding periods, due primarily to increased interest payable under the Company's senior financing arrangement obtained in January 1997 (as amended, the "Credit Facility") resulting from increased borrowings to fund acquisitions.

     EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization), before deduction for stock-based compensation charges, was approximately $46.6 million for the six months ended September 26, 1997, as compared to approximately $28.7 million for the corresponding period in 1996, representing an improvement of approximately 62%. EBITDA margins improved to approximately 31.1% for the six months ended September 26, 1997, compared to approximately 30.4% for the prior year's corresponding period. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indicator of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements.
However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (i) operating income (as determined by generally accepted accounting principles ("GAAP")) as an indicator of operating performance or (ii) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

     The Company's effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before income taxes as a result of state taxes and permanent book/tax differences (largely goodwill and contract rights amortization).

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to have substantial indebtedness and debt service requirements. On September 26, 1997, the Company had outstanding long-term debt of approximately $402.5 million and stockholders' equity of approximately $16.1 million. On September 26, 1997, $16.0 million of revolving debt was outstanding under the Credit Facility.

     The Company's level of indebtedness will have several important effects on its future operations, including, but not limited to, the following: (a) a significant portion of the Company's cash flows from operations will be required to pay interest on its indebtedness and will not be available for other purposes; (b) the financial covenants contained in certain of the agreements governing the Company's indebtedness will require the Company to meet certain financial tests and will limit its ability to borrow additional funds or to dispose of assets; (c) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (d) the Company's ability to adapt to changes in the coin-operated laundry equipment services industry and to economic conditions in general will be limited.

     The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the six months ended September 26, 1997 were approximately $91.9 million. Of such amount, the Company spent approximately $66.3 million in acquisition and related transaction costs, including the Reliable Acquisition and the National Coin Acquisition, and approximately $8.0 million related to the net increase in the installed base of machines. The balance was used to maintain the existing machine base and for general corporate purposes. The full impact on revenues and EBITDA generated from capital expended on acquisitions and the net increase in the installed base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on the timing of the capital expended.

     The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. In connection with certain of the financing agreements governing the Company's indebtedness, Coinmach is required to make monthly cash interest payments under the Credit Facility and semi-annual cash interest payments on the Senior Notes.

     The Company's depreciation and amortization expenses (aggregating approximately $34.6 million for the six months ended September 26, 1997) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant portion of the purchase prices of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods of up to 15 years. Although such accounting treatment can have a favorable effect on operating cash flow by reducing taxes, such treatment also reduces net income.

     Effective June 2, 1997, Coinmach entered into an amendment to the Credit Facility with Bankers Trust Company, First Union National Bank of North Carolina, Lehman Commercial Paper, Inc. and certain other lending institutions named therein, to increase the principal amount of the Tranche B term loan by $60 million. The Credit Facility, as amended and prior to giving effect to payment of principal installments, consists of a $70 million revolving credit facility and a $190 million term loan facility, which is comprised of a Tranche A term loan in the amount of $30 million and Tranche B term loan in the amount of $160 million. The Credit Facility also provides for up to $10 million of letter of credit financing and short term borrowings under a swing line facility of up to $5 million.

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

     On July 17, 1997, Coinmach consummated the National Coin Acquisition, pursuant to which it acquired 100% of the outstanding voting securities of NCLH and NLEC and substantially all of the assets of Whitmer for an aggregate purchase price of approximately $19.0 million in cash. NCLH is the parent of NCL. The National Coin Acquisition enabled the Company to further expand its operations by providing coin-operated laundry equipment services to multi-family housing properties in the states of Ohio, Indiana, Kentucky, Michigan, West Virginia, Pennsylvania, Georgia, Tennessee, Illinois and Florida, as well as by distributing exclusive lines of commercial coin and non-coin laundry machines and parts, and by selling service contracts. Subsequent to the National Coin Acquisition, NCLH, NLEC and NCL were merged with and into Coinmach. The Credit Facility was used to finance the National Coin Acquisition.

     On October 8, 1997, Coinmach completed the private placement (the "Bond Offering") of $100 million aggregate principal amount of its 11 3\4% Series
C Notes due 2005 ("Series C Notes"), on substantially identical terms as its outstanding Senior Notes. The issue price was 109.875%, representing a 9.94% yield to maturity. The gross proceeds from the Bond offering were $109.875 million of which $100.0 million represented the payment of principal and $9.875 million represented the payment of a premium for the Series C Notes. Coinmach used approximately $105.4 million of the net proceeds from the Bond Offering to repay indebtedness outstanding under the Credit Facility. After giving effect to such repayment of indebtedness, the aggregate outstanding indebtedness under the Credit Facility is $97.9 million as of November 10, 1997.

     Management believes that the Company's future operating activities will generate sufficient cash flow to repay borrowings under the Senior Notes, the Series C Notes, the Credit Facility and the Kwik Wash Note or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indentures governing the Senior Notes or the Series C Notes, respectively, or in the credit agreement evidencing the Credit Facility (as amended, the "Credit Agreement") could result in an acceleration of all amounts due under such indentures, the Credit Agreement and the Kwik Wash Note. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms, if at all, or on terms permitted under the Credit Agreement, or the indentures governing the Senior Notes or the Series C Notes, respectively.

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

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits
       --------

       10.74 Stock Purchase Agreement dated, July 17, 1997, by and among "Sellers" as set forth on Exhibit A attached thereto, National Coin Laundry Holding, Inc., National Coin Laundry, Inc., National Laundry Equipment Company and Coinmach Corporation.

       10.75 Asset Purchase Agreement, dated July 17, 1997, by and among Whitmer Vend-O-Mat Laundry Services, Inc., Stephen P. Close, Kimberly A. Close, Ruth D. Close, Kimberly A. Close, Ruth D. Close and Stephen P. Close as trustees of the Alvin D. Close Trust, SPC Management, Inc. and Coinmach Corporation.

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


            COINMACH LAUNDRY CORPORATION

Date: November 10, 1997      /s/ ROBERT M. DOYLE
                             -------------------------------
                               Robert M. Doyle
                               Senior Vice President and Chief Financial Officer (On behalf of registrant and as Principal
                                Financial Officer)