Form 10-Q/A
period 1997-06-27
COINMACH LAUNDRY CORP
filed 1997-11-18
CIK 1013021

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                AMENDMENT NO. 1

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

        The undersigned registrant hereby amends Item 2 of Part I of its Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 11, 1997, to read in its entirety as follows;


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

The Company's effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before income taxes as a result of state taxes and permanent book/tax differences (largely attributable to goodwill and certain stock compensation expenses).

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


                             COINMACH LAUNDRY CORPORATION

Date: November 18, 1997           /s/  ROBERT M. DOYLE
                                 -------------------------------
                             Robert M. Doyle
                             Senior Vice President and Chief Financial Officer (On behalf of registrant and as Principal Financial
                              Officer)