Form 10-K/A
period 1997-03-28
COINMACH LAUNDRY CORP
filed 1997-11-21
CIK 1013021

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement for the annual meeting of stockholders held on July 9, 1997 are incorporated by reference into Part III of the Form 10-K to which this Amendment No. 1 relates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  The undersigned registrant hereby amends Item 7 of its Form 10-K for the fiscal year ended March 28, 1997, as filed with the Securities and Exchange Commission on June 13, 1997, to read in its entirety as follows:

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

  Certain Other Transactions

  On January 31, 1995, in connection with the acquisition of Coinmach Industries Co., L.P. and Super Laundry Co., L.P., (the "Coinmach Acquisition") certain asset values, primarily contract rights and fixed assets, were recorded at their then fair market value, adjusted to reflect a pro rata allocation of the excess of fair market value of net assets acquired, based on an independent appraisal, over the purchase price.

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

 Coinmach Laundry

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

  EBITDA/2/ was approximately $62.8 million (before deduction for stock-based compensation charges) for the 1997 Fiscal Year as compared to approximately $51.2 million (before deduction for restructuring costs) for the prior fiscal year, representing an improvement of approximately 23%. EBITDA margins improved to approximately 30% of revenues for the current year compared to approximately 29% of revenues for the prior year.
--------
/2/ EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

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

 Solon

  FISCAL YEAR ENDED SEPTEMBER 29, 1995 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1994

  The discussion should be read in conjunction with the following table which combines the Predecessor and Successor periods for fiscal 1995 (in thousands).

                          FISCAL YEAR ENDED SEPTEMBER 29, 1995
                          -------------------------------------
                            APRIL 5,      OCTOBER 1,                FISCAL YEAR
                             1995 TO       1994 TO                     ENDED
                          SEPTEMBER 29,    APRIL 4,                SEPTEMBER 30,
                              1995           1995       TOTAL           1994
                          ------------- -------------- --------  ------------------
                          SUCCESSOR(1)  PREDECESSOR(1)           PREDECESSOR(1),(2)
Revenues................     $89,719       $52,207     $141,926       $104,553
Laundry operating
 expenses...............      62,905        33,165       96,070         66,527
Depreciation and
 amortization...........      18,423        10,304       28,727         21,347
General and
 administrative
 expenses...............       2,458         1,539        3,997          2,839
Gain on sale of
 equipment..............         --            --           --            (109)
Restructuring costs.....       2,200           --         2,200            --
                             -------       -------     --------       --------
Operating income........       3,733         7,199       10,932         13,949
Interest expense, net...      11,541         8,928       20,469         18,105
                             -------       -------     --------       --------
Loss before income taxes
 and extraordinary
 item...................      (7,808)       (1,729)      (9,537)        (4,156)
                             -------       -------     --------       --------
Provision (benefit) for
 income taxes:
Currently payable.......         420           270          690            200
Deferred................      (2,282)         (220)      (2,502)         2,562
                             -------       -------     --------       --------
                             (1,862)            50       (1,812)         2,762
                             -------       -------     --------       --------
Loss before
 extraordinary item.....      (5,946)       (1,779)      (7,725)        (6,918)
Extraordinary item, net
 of income taxes of $0..         --            848          848            --
                             -------       -------     --------       --------
Net loss................     $(5,946)      $(2,627)    $ (8,573)      $ (6,918)
                             =======       =======     ========       ========

--------
(1) The term "Predecessor" refers to the period in time prior to the Solon Acquisition. The term "Successor" refers to the period in time after the Solon Acquisition and includes the historical results of Solon which have been restated to include the pooling of interests of TCC. Successor is presented on a different basis of accounting and therefore, is not comparable to the Predecessor.

(2) Certain reclassifications have been made to conform to the 1995 presentation.

  Excluding revenues of TCC of $38.5 million for the Successor period, revenues of $103.4 million for fiscal 1995 were $1.1 million or 1.1% lower than revenues for fiscal 1994. A favorable change of approximately $1.8 million in revenues resulting from increases in revenue per machine was offset by approximately $2.9 million in losses caused by a decline in the average number of laundry machines on location. The decline in the average number of laundry machines on location was primarily due to the lack of available capital prior to the Merger. Revenue per machines rose slightly primarily because of price increases and improved occupancy levels in the Southeast and South-Central regions.

  Excluding laundry operating expenses of TCC of $29.8 million for the Successor period, laundry operating expenses of $66.3 million for fiscal 1995 were $0.2 million or 0.3% lower than laundry operating expenses for fiscal 1994. Commissions expense decreased by approximately $1.0 million due to lower revenues and a reduction in the average commissions rate from 44.7% of revenues during fiscal 1994 to 44.1% of revenues during fiscal 1995. The decrease in the commissions rate was primarily attributable to Solon's ongoing commission control programs and a shift away from higher commission locations primarily in the Washington, D.C. Metropolitan area. Laundry operating expenses other than commissions expense rose by approximately $0.8 million in fiscal 1995 compared to fiscal 1994 primarily due to inflationary increases.

  Excluding depreciation and amortization expenses of TCC of $5.5 million for the Successor period, depreciation and amortization increased by $1.9 million or 8.6% for fiscal 1995, compared to the prior year. The increase was due primarily to purchase accounting adjustments resulting from the Solon Acquisition.

  Excluding general and administrative expenses of TCC of $0.9 million for the Successor period, general and administrative expenses of $3.1 million for fiscal 1995 were $0.3 million or 10.7% higher than such expenses for fiscal 1994. General and administrative expenses include a charge of approximately $0.3 million for the cost of a severance agreement with the former chief executive officer of Solon.

  Solon provided for one-time restructuring costs of approximately $2.2 million to cover severance payments to certain of Solon's management, administrative and regional personnel, costs to relocate Solon's financial and administrative functions to Roslyn, New York, costs to integrate certain financial and operating systems, and costs related to the consolidation of certain of Solon's regional offices.

  Excluding interest expense of TCC of $2.7 million for the Successor period, interest expense for fiscal 1995 decreased by $0.3 million or 1.7% compared to the prior year primarily due to an increase in interest income, and to a lesser extent, a decrease in interest caused by a repurchase and retirement of $1.0 million of Solon's 12 3/4% Senior Notes due 2001 in November 1994.

  Solon's income tax benefit was $1.8 million in fiscal 1995 compared to a tax provision of $2.8 million for fiscal 1994. As further discussed in the consolidated financial statements, the tax provision for fiscal 1994 included a $3.7 million charge to establish a valuation allowance for previously recorded deferred tax assets. The deferred tax asset of $2.0 million recorded in the Successor period does not reflect a valuation allowance because the loss can be utilized against the deferred tax liabilities in the carryforward periods. In addition to this benefit, Solon's effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before income taxes as a result of state taxes and permanent book/tax differences.

  Solon incurred costs aggregating $0.8 million in connection with the Solon Acquisition, including a total of $0.4 million in lump sum payments made to fourteen management employees pursuant to certain contractual arrangements relating to the acquisition. The total costs have been reflected as an extraordinary item in the financial statements.

 TCC (and CIC I Acquisition Corp. ("CIC"), its Predecessor)

  THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31,
1994

  The discussion of three months ended March 31, 1995 is based on management's combination of the one month ended January 31, 1995 for TCC's predecessor and the two months ended March 31, 1995 for TCC.

  Although the Coinmach Acquisition was completed during this period, management does not believe there was a material impact on TCC's day to day operations and thus believes the combination of the two periods is appropriate. Despite the change in accounting basis, management believes it can make a meaningful comparison to the prior year's comparable three month period.

  Revenues were $17.4 million for the three month period ended March 31, 1995, a decrease of $0.9 million or 5.0% compared to the three month period ended March 31, 1994. This decrease was primarily the result of a decrease in Super Laundry revenues of approximately $1.2 million, which was due to the timing of completed contracts. Super Laundry recognizes revenue on a completed contract basis. During the three months ended March 31, 1995, Super Laundry completed fewer contracts than in the corresponding period in the prior year. This shortfall was eliminated in the subsequent quarter. Increases in route revenues of approximately $0.3 million, primarily due to increased revenue per machine of approximately 1%, partially offset this shortfall. The increase in revenue per machine was primarily due to TCC's price review program whereby vend prices are regularly monitored and price increases or decreases are instituted with the goal of maximizing revenue per machine.

  Laundry operating expenses decreased by $0.4 million or 2.7% to $13.2 million as compared to the three month period ended March 31, 1994. The decrease in Super Laundry revenues resulted in a corresponding reduction in laundry operating expenses of approximately $0.8 million. Offsetting this decrease is an increase in commission expense of approximately $0.2 million, which is based on increased route revenues. The remaining increase of $0.2 million is due to a general increase in expenses.

  General and administrative expenses were generally unchanged for the two periods.

  Depreciation and amortization expense decreased in the three month period ended March 31, 1995 by $0.5 million compared to the three month period ended March 31, 1994. The decrease was primarily the result of purchase accounting adjustments associated with the Coinmach Acquisition.

  As a result of the above, operating loss was approximately $0.2 million for each period.

  Interest expense for the three month period ended March 31, 1995 increased by $0.3 million or 30.9% compared to the three month period ended March 31, 1994, primarily due to an increase in the effective interest rate to approximately 11% from approximately 8%, due to the increase in the prime rate.

  Income taxes were insignificant in both periods and resulted from state and local taxes. TCC had no Federal income tax benefit in either period because of the valuation allowances established against deferred tax assets generated from net operating losses.

  FISCAL YEAR ENDED DECEMBER 31, 1994 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1993

  Revenues were $73.9 million in fiscal 1994, an increase of $2.0 million or 2.8% compared to fiscal 1993. The favorable change is attributable to improvements in Super Laundry of approximately $1.5 million and improvements in route operations of approximately $0.5 million. The increase in Super Laundry revenue is primarily the result of access to more attractive financing options for Super Laundry customers. The increase in route revenues is due to a 3.8% increase in revenue per machine, partially offset by a 1% decrease in the machine base. The increase in revenue per machine was primarily due to the Company's price review program.

  Laundry operating expenses increased by $1.9 million or 3.7% to $54.7 million as compared to fiscal 1993. The increase is attributed to costs associated with the increase in Super Laundry revenue and increased laundry operating expenses of the route operations.

  General and administrative expenses decreased by $0.6 million or 11.3% in fiscal 1994 compared to fiscal 1993 due to decreased salaries, benefits and professional fees.

  Depreciation and amortization expense decreased in fiscal 1994 by $0.8 million or 4.9% compared to fiscal 1993. The decrease was primarily the result of certain assets acquired in the leveraged buyout of CIC in 1989 becoming fully depreciated in fiscal 1994.

  As a result, operating loss decreased by $1.5 million to $0.3 million or 81.8% for the year ended December 31, 1994.

  Income taxes were insignificant in both periods and resulted from state and local taxes. CIC had no Federal income tax benefit in either period because of the valuation allowances established against deferred tax assets generated from net operating losses.

  Interest expense for fiscal 1994 decreased by $6.5 million or 61.8% compared to fiscal 1993 primarily due to the conversion of subordinated notes to common stock pursuant to CIC's prepackaged bankruptcy plan of reorganization filed on December 15, 1993. This decrease was partially offset by an increase of $0.3 million in interest expense resulting from an increase in interest rates on its long term debt obligations.

  CIC recorded a non-cash charge of $1.3 million in 1994 relating to the imputed value of an equity conversion feature related to management loans pursuant to CIC's plan of reorganization. Such feature was surrendered in connection with the Coinmach Acquisition.

  CIC recognized an extraordinary gain of $20.4 million on the early extinguishment of debt in 1994 in connection with CIC's plan of reorganization.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Audited consolidated financial statements and the notes thereto are contained in pages F-1 through F-78 hereto.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF ROSLYN, STATE OF NEW YORK ON NOVEMBER 21, 1997.

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

                                                 /s/ STEPHEN R. KERRIGAN
                                            By: ____________________________
Date: November 21,                                 Stephen R. Kerrigan
1997                                       Chairman of the Board of Directors
                                               and Chief Executive Officer
                                              (Principal Executive Officer)

                                                   /s/ MITCHELL BLATT
                                            By: ____________________________
Date: November 21,                                   Mitchell Blatt
1997                                          Director, President and Chief
                                                    Operating Officer

                                                   /s/ ROBERT M. DOYLE
                                            By: ____________________________
 Date: November 21,                                  Robert M. Doyle
      1997                                Chief Financial Officer, Senior Vice
                                            President, Secretary and Treasurer
                                           (Principal Financial and Accounting
                                                         Officer)

                                                   /s/ JOHN E. DENSON
                                            By: ____________________________
Date: November 21,                                   John E. Denson
1997                                         Senior Vice President-Corporate
                                                       Development

                                                   /s/ MICHAEL STANKY
                                            By: ____________________________
Date: November 21,                                   Michael Stanky
1997                                              Senior Vice President

                                                  /s/ DAVID A. DONNINI
                                            By: ____________________________
Date: November 21,                                  David A. Donnini
1997                                                    Director

                                                  /s/ JAMES N. CHAPMAN
Date: November 21,                          By: ____________________________
1997                                                James N. Chapman
                                                        Director

                                                   /s/ BRUCE V. RAUNER
                                            By: ____________________________
Date: November 21,                                   Bruce V. Rauner
1997                                                    Director

                                                  /s/ STEPHEN G. CERRI
Date: November 21,                          By: ____________________________
1997                                                Stephen G. Cerri
                                                        Director

                                                  /s/ ARTHUR B. LAFFER
                                            By: ____________________________
Date: November 21,                                  Arthur B. Laffer
1997                                                    Director

                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
  Consolidated balance sheets of Coinmach Laundry Corporation and
   Subsidiaries as of March 28, 1997 and March 29, 1996, and the related combined consolidated statements of operations, shareholders' equity
   (deficit), and cash flows for the year ended March 28, 1997, the six-
   month transition period ended March 29, 1996 and the period from April
   5, 1995 to September 29, 1995 with accompanying notes and Report of
   Independent Auditors thereon..........................................  F-2
COINMACH CORPORATION (FORMERLY SOLON AUTOMATED SERVICES, INC.)
  Combined and consolidated balance sheets of Coinmach Corporation
   (formerly Solon) as of September 29, 1995 and September 30, 1994 and
   related combined and consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two years ended September 29, 1995 with accompanying notes and
   Reports of Independent Auditors thereon............................... F-23
TCC (AS SUCCESSOR TO CIC)
  Consolidated balance sheet of CIC as of December 31, 1994 and related consolidated statements of operations, stockholders' equity
   (deficiency) and cash flows for each of the years in the two-year period ended December 31, 1994 with accompanying notes and Independent
   Auditors' Report thereon.............................................. F-42
  Consolidated balance sheet of CIC as of January 31, 1995 and related consolidated statements of operations and accumulated deficit and cash flows for the month ended January 31, 1995 with accompanying notes and
   Independent Auditors' Report thereon.................................. F-55
  Consolidated balance sheet of TCC as of March 31, 1995 and related consolidated statements of operations and accumulated deficit and cash flows for the two months ended March 31, 1995 with accompanying notes and Independent Auditors' Report thereon.............................. F-67

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

      Laundry equipment, installation costs and fixtures.......... 3 to 10 years
      Leasehold improvements and decorating costs................. 4 to 10 years
      Trucks and other vehicles...................................  3 to 4 years

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

  Debt outstanding under the New Credit Facility as of March 28, 1997, consisted of the following (in thousands):

   Term loan A, quarterly payments of $750 commencing March 31, 1997, and increasing to $1,000 March 31, 1998, $1,250 March 31, 1999,
    and
    $2,000 March 31, 2002. (Interest rate of 7.6875% at March 28,
    1997)............................................................. $ 30,000
   Term loan B, semi-annual payments of $500 commencing June 30, 1997 with the final three payments of $31,333 on June 30, 2003,
    December
    31, 2003 and June 30, 2004. (Interest rate of 8.125% at March 28,
    1997).............................................................  100,000
   Revolving line of credit...........................................       --
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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net loss and net loss per share as of March 31, 1997 is as follows:

      Pro forma net loss......................................... $(11,584,000)
      Pro forma net loss per share............................... $      (1.25)

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

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Coinmach Corporation

We have audited the accompanying combined consolidated balance sheet of Coinmach Corporation and Subsidiaries (formerly Solon Automated Services, Inc., which was combined with The Coinmach Corporation and Subsidiaries, a company under common control, beginning April 5, 1995) (the "Company") as of September 29, 1995, and the related combined consolidated statements of operations, shareholders' equity (deficit), and cash flows for the period from April 5, 1995 to September 29, 1995 ("Successor period") and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the period from October 1, 1994 to April 4, 1995 ("Predecessor period"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined consolidated financial position of Coinmach Corporation and Subsidiaries at September 29, 1995, and the combined consolidated results of its operations and its cash flows for the Successor period from April 5, 1995 to September 29, 1995 and the consolidated results of its operations and its cash flows for the Predecessor period from October 1, 1994 to April 4, 1995, in conformity with generally accepted accounting principles.

As more fully described in Note 2 to the combined consolidated financial statements, SAS Acquisitions Inc. purchased Solon Automated Services, Inc. ("Solon") as of April 5, 1995 in a business combination accounted for as a purchase. Subsequent thereto, on November 30, 1995, The Coinmach Corporation, a company under common control with Solon, was merged into Solon, who thereupon changed its name to Coinmach Corporation, in a business combination accounted for as though it were a pooling of interests. As a result, the combined and consolidated financial statements for the Successor are presented on a different basis of accounting than that of the Predecessor and, therefore, are not comparable.

                                          /s/ Ernst & Young LLP

Melville, NY
March 20, 1996

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Solon Automated Services, Inc.:

We have audited the consolidated balance sheet of Solon Automated Services, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1994 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solon Automated Services, Inc. and subsidiaries as of September 30, 1994, and the results of their operations and their cash flows for the fiscal year then ended, in conformity with generally accepted accounting principles.

As further discussed in Note 1 to the consolidated financial statements, effective October 2, 1993, the Company implemented the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                          /s/ Arthur Andersen LLP

Philadelphia, Pa.,
December 19, 1994

                     COINMACH CORPORATION AND SUBSIDIARIES
                   (FORMERLY SOLON AUTOMATED SERVICES, INC.)

                    COMBINED AND CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE)

                                                      SEPTEMBER 29 SEPTEMBER 30
                                                          1995         1994
                                                      ------------ ------------
                                                       SUCCESSOR   PREDECESSOR
ASSETS
Cash and cash equivalents............................   $  9,282     $  7,241
Receivables, less allowance of $360 and $34..........      4,268        1,702
Inventories..........................................      3,902        1,257
Prepaid expenses.....................................      2,084          833
Advance rental payments..............................     19,772       17,646
Property and equipment:
  Laundry equipment and fixtures.....................     81,599       84,576
  Land, building and improvements....................      8,027       13,239
  Trucks and other vehicles..........................      1,400          254
                                                        --------     --------
                                                          91,026       98,069
    Less accumulated depreciation....................     10,320       49,342
                                                        --------     --------
    Net property and equipment.......................     80,706       48,727
Contract rights, net of accumulated amortization of
 $4,869 and $15,171..................................     63,801       15,432
Goodwill, net of accumulated amortization of $1,226
 and $9,694..........................................     45,231       45,881
Other assets, principally debt issuance costs........     10,897        4,870
                                                        --------     --------
    Total assets.....................................   $239,943     $143,589
                                                        ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable.....................................   $  6,220     $  3,186
Accrued commissions..................................      8,456        4,553
Accrued interest.....................................      4,551        4,657
Other accrued expenses...............................     10,241        3,395
Deferred income taxes................................     25,277        8,032
12 3/4% senior notes.................................     99,000      100,000
13 3/4% senior subordinated debentures, net of
 unamortized discount of
 $1,326 and $1,513...................................     28,674       28,487
Long-term credit facility............................     43,477
Other long-term debt.................................        264
Shareholders' equity (deficit)
Common stock, par value $.01:
  Authorized shares--1,000 and 20,000,000
  Issued shares--100 and 12,174,257..................        --           122
Class A common stock, par value $.01:
  3,247,885 shares authorized and issued in 1994.....        --            33
Capital in excess of par value.......................     23,222       14,221
Accumulated deficit..................................     (7,101)     (23,097)
                                                        --------     --------
                                                          16,121       (8,721)
Receivables from shareholders........................     (2,338)         --
                                                        --------     --------
Total shareholders' equity (deficit).................     13,783       (8,721)
                                                        --------     --------
Total liabilities and shareholders' equity (defi-
 cit)................................................   $239,943     $143,589
                                                        ========     ========

                            See accompanying notes.

                     COINMACH CORPORATION AND SUBSIDIARIES
                   (FORMERLY SOLON AUTOMATED SERVICES, INC.)

               COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                        APRIL 5, 1995 OCTOBER 1,
                                             TO         1994 TO    YEAR ENDED
                                        SEPTEMBER 29,  APRIL 4,   SEPTEMBER 30,
                                            1995         1995         1994
                                        ------------- ----------- -------------
                                          SUCCESSOR   PREDECESSOR  PREDECESSOR
Revenues...............................    $89,719      $52,207     $104,553
Costs and expenses:
  Laundry operating expenses...........     62,905       33,165       66,527
  Depreciation and amortization........     18,423       10,304       21,347
  General and administrative...........      2,458        1,539        2,839
  Gain on sale of equipment............        --           --          (109)
  Restructuring costs..................      2,200          --           --
                                           -------      -------     --------
                                            85,986       45,008       90,604
                                           -------      -------     --------
Operating income.......................      3,733        7,199       13,949
  Interest expense, net................     11,541        8,928       18,105
                                           -------      -------     --------
Loss before income taxes and
 extraordinary item....................     (7,808)      (1,729)      (4,156)
                                           -------      -------     --------
Provision (benefit) for income taxes:
  Currently payable....................        420          270          200
  Deferred.............................     (2,282)        (220)       2,562
                                           -------      -------     --------
                                            (1,862)          50        2,762
                                           -------      -------     --------
Loss before extraordinary item.........     (5,946)      (1,779)      (6,918)
  Extraordinary item, net of income
   taxes of $0.........................        --           848          --
                                           -------      -------     --------
Net loss...............................    $(5,946)     $(2,627)    $ (6,918)
                                           =======      =======     ========
Loss per share:
  Before extraordinary item............    $   --       $  (.12)    $   (.44)
  Extraordinary item...................        --          (.05)         --
                                           -------      -------     --------
Net loss per share.....................    $   --       $  (.17)    $   (.44)
                                           =======      =======     ========



                            See accompanying notes.

                     COINMACH CORPORATION AND SUBSIDIARIES
                   (FORMERLY SOLON AUTOMATED SERVICES, INC.)

     COMBINED AND CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                           (IN THOUSANDS OF DOLLARS)

                                                CAPITAL IN
                         COMMON  CLASS A COMMON EXCESS OF  ACCUMULATED RECEIVABLES FROM TOTAL SHAREHOLDERS'
                         STOCK       STOCK      PAR VALUE    DEFICIT     SHAREHOLDER     EQUITY (DEFICIT)
                         ------  -------------- ---------- ----------- ---------------- -------------------
Balance, October 1,
 1993................... $ 124       $  33       $14,386    $(16,179)      $   --             $(1,636)
Net loss................   --          --            --       (6,918)          --              (6,918)
Repurchase of 270,000
 shares of common
 stock..................    (3)        --           (267)        --            --                (270)
Contribution to
 retirement savings
 plan...................     1         --            102         --            --                 103
                      -------------------------------------------------------------------------------------
Balance, September 30,
 1994...................   122          33        14,221     (23,097)          --              (8,721)
Net loss--Predecessor
 period.................   --          --            --       (2,627)          --              (2,627)
Repurchase of 45,459
 shares of common
 stock..................   --          --            (68)        --            --                 (68)
Purchase accounting
 adjustments............   --          --         (2,308)     25,724           --              23,416
Recapitalization of
 common stock...........  (122)        (33)          155         --            --                 --
Merger of TCC...........   --          --         11,222      (1,155)         (338)             9,729
Advance to SAS..........   --          --            --          --         (2,000)            (2,000)
Net loss--Successor
 period.................   --          --            --       (5,946)          --              (5,946)
                      -------------------------------------------------------------------------------------
Balance, September 29,
 1995................... $ --        $ --        $23,222    $ (7,101)      $(2,338)           $13,783
                      -------------------------------------------------------------------------------------
                      -------------------------------------------------------------------------------------


                            See accompanying notes.

                     COINMACH CORPORATION AND SUBSIDIARIES
                   (FORMERLY SOLON AUTOMATED SERVICES, INC.)

               COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                       APRIL 5, 1995 OCTOBER 1,
                                            TO         1994 TO    YEAR ENDED
                                       SEPTEMBER 29,  APRIL 4,   SEPTEMBER 30,
                                           1995         1995         1994
                                       ------------- ----------- -------------
                                         SUCCESSOR   PREDECESSOR  PREDECESSOR
OPERATING ACTIVITIES
Net loss..............................   $ (5,946)     $(2,627)    $ (6,918)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
  Depreciation and amortization.......     18,423       10,304       21,347
  Deferred income taxes...............     (2,000)        (220)       2,649
  Amortization of debt discount and
   deferred issue costs...............        735          440          878
  Decrease (increase) in other
   assets.............................       (717)         106         (233)
  Decrease (increase) in receivables,
   net................................        (73)         164           78
  Decrease (increase) in inventories
   and prepayments....................        930         (676)       2,074
  Increase (decrease) in accounts
   payable............................       (668)       1,725       (2,173)
  Decrease in accrued interest........        (25)         (81)         (24)
  Increase in other accrued expenses,
   net................................      1,980        1,081          236
                                         --------      -------     --------
Net cash provided by operating
 activities...........................     12,639       10,216       17,914
                                         --------      -------     --------
INVESTING ACTIVITIES
Additions to property and equipment...     (9,550)      (4,815)     (11,224)
Advance payments to location owners...     (3,569)      (2,129)      (5,555)
Sales of property and equipment.......          5          407           16
                                         --------      -------     --------
Net cash used in investing
 activities...........................    (13,114)      (6,537)     (16,763)
                                         --------      -------     --------
FINANCING ACTIVITIES
Advance to SAS........................     (2,000)         --           --
Repurchase of senior notes............        --        (1,000)         --
Net borrowings (repayments) of bank
 and other borrowings.................      1,126          --           --
Principal payments of capitalized
 lease obligations....................       (143)         --           --
Repurchases of common stock...........        --           (68)        (270)
                                         --------      -------     --------
Net cash used in financing
 activities...........................     (1,017)      (1,068)        (270)
                                         --------      -------     --------
Net increase (decrease) in cash.......     (1,492)       2,611          881
Cash and cash equivalents, beginning
 of period............................     10,774        7,241        6,360
                                         --------      -------     --------
Cash and cash equivalents, end of
 period...............................   $  9,282      $ 9,852     $  7,241
                                         ========      =======     ========

                            See accompanying notes.

                     COINMACH CORPORATION AND SUBSIDIARIES
                   (FORMERLY SOLON AUTOMATED SERVICES, INC.)

            NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 29, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF COMBINATION AND CONSOLIDATION

The accompanying successor financial statements combine the consolidated accounts of Coinmach Corporation and Subsidiaries, formerly Solon Automated Services, Inc. ("Solon") with the consolidated accounts of The Coinmach Corporation ("TCC") (collectively, the "Company") for the periods under common control. The Predecessor financial statements reflect the consolidated accounts of Solon only. Solon was acquired on April 5, 1995 by SAS Acquisitions, Inc. ("SAS") (the "Solon Acquisition") a company controlled by Golder Thoma Cressey Rauner ("GTCR"). TCC was formed in January 1995 by an investor group, comprised principally of the same investors who formed SAS, and acquired Coinmach Industries Co. and Super Laundry Equipment Co. L.P. on January 31, 1995 (the "TCC Acquisition"). Both the Solon Acquisition and the TCC Acquisition were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the respective acquisition dates.

As described in Note 2, Solon completed a merger with TCC on November 30, 1995. This transaction was accounted for in a manner similar to a pooling of interests. As a result of the common investor groups control over both Solon and TCC, the accompanying financial statements have been prepared to reflect the accounts of Solon and TCC and their wholly-owned subsidiaries on a combined basis since the date of common control, April 5, 1995.

References to the Successor refer to the Company during the common control period, while references to the Predecessor refer to Solon for prior periods. The Predecessor period from October 1, 1994 to April 4, 1995 is referred to as 1995P while the Successor period from April 5, 1995 to September 29, 1995 is referred to as 1995S. As a result of the acquisition of Solon by SAS and the subsequent merger with TCC, the combined consolidated financial statements for the Successor are presented on a different basis of accounting than that for the Predecessor and therefore, are not comparable.

The Company is primarily engaged in providing coin-operated laundry equipment services to multi-family housing complexes throughout much of the United States. The Company owns and operates over 220,000 coin-operated washers and dryers on routes in over 20,000 multi-family housing units in 20 states and the District of Columbia. Such routes are located throughout the New York Metropolitan, Mid-Atlantic, Southeast and South-Central regions of the United States. The Company, through its subsidiary, Super Laundry, also is a supplier of coin-operated laundromat equipment and turnkey laundromat retail stores in the New York Metropolitan area.

Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

All material intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

Prior to the merger with TCC, Solon's fiscal year was the fifty-two or fifty-three week period which ended on the Friday nearest September 30th. The fiscal years ended September 29, 1995 and September 30, 1994 are fifty-two week periods. Effective with the merger of Solon and TCC, the Company has changed its fiscal year end to the Friday nearest to March 31.

                     COINMACH CORPORATION AND SUBSIDIARIES
                   (FORMERLY SOLON AUTOMATED SERVICES, INC.)

     NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

Super Laundry's customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations, including location identification, construction, plumbing, electrical wiring and all required permits. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Sales of laundromats were approximately $7.9 million for 1995S.

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

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                           SEPTEMBER 29, 1995 SEPTEMBER 30, 1994
                                           ------------------ ------------------
                                               SUCCESSOR         PREDECESSOR
     Machine repair parts.................       $1,941             $1,257
     Laundry equipment....................        1,961                --
                                                 ------             ------
                                                 $3,902             $1,257
                                                 ======             ======

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are depreciated on a straight-line basis over the following estimated useful lives:

     Laundry equipment and fixtures............................... 3 to 10 years
     Improvements................................................. 4 to 10 years
     Trucks and other vehicles.................................... 3 to  4 years

Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in income. Maintenance and repairs are charged to operations currently, and replacements of laundry machines and significant improvements are capitalized.

                     COINMACH CORPORATION AND SUBSIDIARIES
                   (FORMERLY SOLON AUTOMATED SERVICES, INC.)

     NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Depreciation expense was $9.5 million, $6.2 million and $13.0 million for 1995S, 1995P, and fiscal year 1994, respectively.

On April 5, 1995, TCC revised its estimate of the useful life of its laundry equipment from 5 to 8 years. The effect of this change in estimate was to decrease loss before extraordinary item and net loss for the Successor period by approximately $470,000.

GOODWILL

Goodwill as of September 30, 1994 represents the excess of cost over fair value of net assets acquired, arising primarily as a result of the purchase of Solon in 1987 by an investor group. Goodwill as of September 29, 1995 represents the excess of cost over fair value of net assets acquired arising from the purchase of Solon on April 5, 1995 (see Note 2). Goodwill was amortized on a straight-line basis over 40 years for the Predecessor and is being amortized over 20 years for the Successor. Management periodically evaluates the realizability of the goodwill balance based upon the Company's expectations of nondiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of goodwill has occurred.

CONTRACT RIGHTS

Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts, which arose solely from purchase price allocations, are amortized on a straight-line basis over the period of expected benefit of approximately 13 years for the Predecessor, and ranging from 3 to 15 years for the Successor based on independent appraisals.

ADVANCE RENTAL PAYMENTS

Advance payments to location owners are amortized on a straight-line basis over the contract term, which generally ranges from 5 to 10 years.

INTEREST EXPENSE

Interest expense is reported net of interest income of $148,000, $112,000 and $75,000 for 1995S, 1995P, and fiscal year 1994, respectively.

LOSS PER SHARE

In the 1995P period and in fiscal 1994, loss per share for the Predecessor company was calculated based upon the weighted average number of common shares and Class A common shares outstanding. Stock options outstanding, which are common stock equivalents, have not been included as they are antidilutive. Weighted average shares outstanding were 15,455,000 for 1995P and 15,559,000 for fiscal 1994. Loss per share data is not presented for the 1995S period as Solon became a wholly-owned subsidiary of GTCR.

TRANSACTIONS WITH AFFILIATES

During 1995S, the Company reimbursed its parent company $114,000 for certain restructuring costs.

                     COINMACH CORPORATION AND SUBSIDIARIES
                   (FORMERLY SOLON AUTOMATED SERVICES, INC.)

     NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


INCOME TAXES

Effective October 2, 1993, Solon implemented the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). The accounting change had an immaterial effect on the consolidated financial statements. Statement 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Statement 109 requires that any tax benefits recognized for net operating loss carryforwards and other items be reduced by a valuation allowance where it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company is required to adopt Statement 121 effective March 30, 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

2. BUSINESS COMBINATIONS

THE SOLON ACQUISITION

Solon entered into a Stock Purchase Agreement, dated as of March 7, 1995, with Ford Coin Laundries, Inc. ("Ford"), Kwik Wash Laundries, Inc. ("Kwik Wash"), and certain stockholders of the Predecessor company (the "Sellers"), whereby Ford purchased from the Sellers all of the Solon's outstanding Common Stock (the "Common Stock") and substantially all of the Solon's Class A Common Stock (the "Class A Common Stock") (collectively, the "Shares"). The purchase price for the Shares was $.7457 per share, for an aggregate purchase price of $11.5 million. The foregoing transaction closed and the purchase price was funded on April 5, 1995. The source of funds used by Ford for the Shares was the cash proceeds from the sales by Ford to (i) SAS of the Ford Non-Voting Common Stock, pursuant to a Stock Purchase Agreement, dated April 4, 1995, and (ii) to the holders of the Ford Voting Common Stock (collectively, the "Ford Holders"), an option pursuant to a Letter Agreement dated April 4, 1995. As of April 5, 1995, Ford beneficially owned, and had the sole power to dispose of, the Shares. The Shares beneficially owned by Ford represented 100% of the outstanding Common Stock and approximately 97% of the outstanding Class A Common Stock.

Pursuant to the Stock Purchase Agreement with Ford, SAS purchased from Ford all of the outstanding shares of Ford's non-voting Class A Common Stock (the "Ford Non-Voting Common Stock"). The purchase price for the Ford Non-Voting Common Stock was $11,400 per share, for an aggregate purchase price of $11.4 million. The sources of the funds used by SAS for the Ford Non-Voting Common Stock were certain shareholders of TCC, including Golder Thoma Cressey Rauner Fund IV, L.P. ("GTCR"). As of April 5, 1995, SAS beneficially owns, and has the sole power to dispose of, 1,000 shares of the Ford Non-Voting Common Stock.

                     COINMACH CORPORATION AND SUBSIDIARIES
                   (FORMERLY SOLON AUTOMATED SERVICES, INC.)

     NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Pursuant to the Letter Agreement dated April 4, 1995, with the Ford Holders and TCC, the Ford Holders granted to SAS, among other things, an option (the "Option") to purchase from the Ford Holders, subject to the terms and conditions contained therein, all of the voting shares of Ford's Common Stock (the "Ford Voting Common Stock"), for an aggregate purchase price of $100,000. On April 28, 1995, SAS exercised the Option. The sources of funds used by SAS to exercise the Option were substantially the same sources used to purchase the Ford Non-Voting Common Stock. As of April 28, 1995, SAS beneficially owns, and has the sole power to vote and dispose of, ten shares of the Ford Voting Common Stock.

Current shareholders of TCC and their affiliates were entitled to participate in the equity of entities that control Solon on a pro rata basis generally in accordance with their respective equity interests in TCC.

Solon incurred costs aggregating $848,000 in connection with the foregoing transactions (collectively, the "Change of Control"), including a total of $387,000 in lump sum payments made to fourteen management employees pursuant to certain contractual arrangements relating to the Change of Control. The total costs have been reflected as an extraordinary item in the accompanying financial statements.

The Stock Purchase Agreement was accounted for as a purchase and, according to a practice known as "push-down" accounting, as of April 5, 1995, Solon adjusted its consolidated assets and liabilities to their estimated fair values, based on preliminary independent appraisals, evaluations, estimations and other studies. Reflected below is a summary of these adjustments (in thousands):

     Increase in property and equipment............................... $  9,065
     Increase in contract rights......................................   34,063
     Increase in goodwill.............................................    1,268
     Increase in deferred income taxes................................  (19,465)
     Other............................................................   (1,515)
                                                                       --------
     Increase in shareholders' equity................................. $ 23,416
                                                                       ========

THE TCC ACQUISITION

TCC was incorporated in January 1995 and was capitalized primarily through an equity investment by an investor group led by the majority shareholder, GTCR, and senior management and bank financing.

TCC is a holding company which was formed to acquire partnership interests in Coinmach Industries Co. ("Industries") and Super Laundry Equipment Co. L.P. ("Super Laundry"). On January 31, 1995, TCC acquired its partnership interests in Industries and Super Laundry from CIC I Acquisition Corp. ("CIC I"). The transaction resulted in TCC owning 100% interests in both Industries and Super Laundry. The aggregate purchase price for these interests was $8.57 million, paid in cash. The acquisition was accounted for using the purchase method of accounting. The fair value of assets acquired (based on an independent appraisal for certain assets) less liabilities assumed exceeded the purchase price by approximately $7.7 million. The excess was allocated to property, equipment and intangible assets ratably based on their respective fair values.

                     COINMACH CORPORATION AND SUBSIDIARIES
                   (FORMERLY SOLON AUTOMATED SERVICES, INC.)

     NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


THE MERGER WITH TCC

On November 30, 1995, Solon completed a merger ("Merger") with TCC and Solon through an exchange of stock. Shares of common stock of SAS were issued in exchange for all of the issued and outstanding shares of common stock of TCC. SAS then contributed its stock of TCC to Solon. Solon became the surviving corporation after the merger, whereupon it changed its name to Coinmach Corporation. Details of the results of operations of TCC and Solon for the period prior to the merger are as follows (in thousands):

                                         APRIL 5, 1995 TO SEPTEMBER 29, 1995
                                         ----------------------------------------
                                            SOLON         TCC        COMBINED
                                         -----------  -----------  --------------
   Revenues............................. $    51,256  $    38,463  $    89,719
   Operating income.....................       1,410        2,323        3,733
   Net loss.............................      (5,496)        (450)      (5,946)

The combined financial results presented above include an adjustment to decrease TCC's net loss by approximately $185,000, to conform its accounting policy for the capitalization of machine installation costs to that of Solon. Intercompany transactions between the two companies for the period presented were not material.

3. RECEIVABLES

Receivables consist of the following (in thousands):

                                           SEPTEMBER 29, 1995 SEPTEMBER 30, 1994
                                           ------------------ ------------------
                                               SUCCESSOR         PREDECESSOR
   Trade receivables......................       $1,529             $  236
   Notes receivable.......................        1,783                --
   Finance lease receivables..............          905                816
   Other..................................          411                684
                                                 ------             ------
                                                  4,628              1,736
   Allowance for doubtful accounts........          360                 34
                                                 ------             ------
                                                 $4,268             $1,702
                                                 ======             ======

Notes receivable, which arise from the sale of laundromats, bear interest at a weighted average rate of approximately 10% per annum and mature through 1998. The notes are collateralized by the underlying laundry equipment. The Company periodically sells notes receivable arising from the sale of laundromats to third party finance companies. Included in other receivables are finance reserves, which arise when the Company sells notes and a portion of the proceeds are retained by the finance company. As the notes are collected, the finance companies remit a portion of the collections to the Company. Many of the notes receivable are sold with recourse to the Company (see Note 7). Control of the notes sold with recourse is surrendered by the Company on the date of transfer. The Company generally sells its receivables with recourse at cost; recognizing no gain or loss.

Finance lease receivables relate to lease agreements that the Company has entered into with one customer. Pursuant to the agreements, the Company installs and services laundry equipment at apartment complexes owned and operated by the customer. The difference between the aggregate lease rentals and the cost of the related equipment is earned over the terms of the leases, which range from 40 to 60 months. Annual future payments due under these leases at September 29, 1995, are as follows (in thousands) 1996--$232; 1997-- $222; 1998--$185; 1999--$126; 2000--$81 and 2001--$59.

                     COINMACH CORPORATION AND SUBSIDIARIES
                   (FORMERLY SOLON AUTOMATED SERVICES, INC.)

     NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


4. SALE OF EQUIPMENT

Effective September 30, 1994, Solon sold approximately 600 machines for a total of $407,000 resulting in a pretax gain of $109,000 and a related tax of $84,000. Prior to the sale, these machines contributed revenues of $343,000 and operating income of $78,000 for fiscal year 1994.

5. RESTRUCTURING COSTS

Restructuring charges consist of one-time costs aggregating approximately $2.2 million, which include approximately $1.3 million of severance payments for 55 of Solon's management, administrative and regional personnel, approximately $300,000 of costs to relocate Solon's financial and administrative functions to Roslyn, New York, approximately $100,000 of costs to integrate certain financial and operating systems, and approximately $500,000 of costs related to the consolidation of certain of Solon's regional offices. Of the total restructuring costs of $2.2 million, approximately $300,000 was paid during the period ended September 29, 1995, approximately $1.4 million is expected to be paid during the six months ending March 29, 1996, and the remaining portion of approximately $500,000 is expected to be paid during the fiscal year ending March 28, 1997. The 55 employee terminations include 5 management employees, 17 corporate staff financial and administrative employees and 33 regional laundry operational employees. Notifications to employees were made on various dates through September 1995.

6. DEBT

Substantially all of the Company's debt was retired on November 30, 1995 through an exchange offer (see Note 12).

On June 18, 1992, Solon sold in concurrent private offerings (i) $100 million principal amount of 12 3/4% Senior Notes due 2001 (the "Senior Notes") and
(ii) $30 million principal amount of 13 3/4% Senior Subordinated Debentures due 2002 (the "Debentures") with 3,247,885 shares (the "Shares") of the newly granted Class A Common Stock. Effective November 6, 1992, Solon completed an exchange offer whereby the holders of the Senior Notes and Senior Subordinated Debentures exchanged such securities for securities with similar terms and form which were registered under the Securities Act of 1933.

Interest was payable semiannually on January 15 and July 15 for the Senior Notes and April 15 and October 15 for the Subordinated Debentures. The Senior Notes were entitled to mandatory sinking fund payments of $15 million on July 15, 1998 and July 15, 1999, and $20 million on July 15, 2000. In addition, Solon was obligated annually to offer to purchase Senior Notes at par in an amount equal to 75% of its excess cash flow (as defined) and the proceeds of asset dispositions ("Annual Mandatory Purchases"). Solon would have received credit against Annual Mandatory Purchases for any amounts paid in open market or other purchases. Solon would have received a credit against the sinking fund payment requirements for the principal amount of Senior Notes acquired. No annual mandatory purchases have been required in 1994. The Debentures had no mandatory principal repayment requirements until they matured on October 15, 2002.

The Senior Notes were redeemable at Solon's option at a price equal to 106 3/8% after January 15, 1997, declining to par if redeemed after January 15, 1999. The Subordinated Debentures were redeemable at a price equal to 106 7/8% after October 15, 1997, declining to par if redeemed after October 15, 1999. During November 1994, Solon purchased in the open market and immediately retired $1.0 million of the Senior Notes.

The estimated fair value of Solon's Senior Notes and Subordinated Debentures at September 29, 1995, based upon limited quoted market activity, approximated its recorded value.

                     COINMACH CORPORATION AND SUBSIDIARIES
                   (FORMERLY SOLON AUTOMATED SERVICES, INC.)

     NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


Debt issue costs totaling $5.4 million incurred in connection with the 1992 debt offerings are included in other assets and were being amortized over the term of the Senior Notes and Debentures. Accumulated amortization is $2.2 million and $1.5 million at September 29, 1995 and September 30, 1994, respectively.

On December 30, 1992, Solon entered into a loan and security agreement ("Credit Facility") which provided for a three-year revolving line of credit in the amount of up to $5 million. Interest on the borrowing was based on prime plus 2.875%, but in no event would the interest be less than the greater of 8% per annum or $15,000 per month. Solon was also required to pay a monthly service fee of $2,000 and an annual facility fee of 1% of the $5 million available under the Credit Facility. Borrowings under the Credit Facility were secured by accounts receivable, bank deposit accounts, equipment and general intangibles of Solon. Additionally, Solon was required to maintain a joint cash depository account with the lender. All cash collections were required to be deposited in this account before being transferred to Solon's account. Amounts borrowed and repaid during fiscal 1995 and 1994 totaled $2.0 million and $10.1 million, respectively. No borrowings were outstanding under the Credit Facility at September 29, 1995 and September 30, 1994.

Debt outstanding under the long-term credit facility and other debt of TCC as of September 29, 1995, consists of the following (in thousands):

      Revolving line of credit, due January 31, 2000. Interest at prime plus 1.25% (10.25% at September 29, 1995).......................  $ 2,880
      Term loan A, quarterly payments of $250 commencing April 1, 1996, and increasing to $500 April 1, 1997, $1,250 April 1, 1998 and
       $1,500 April 1, 1999. Interest at prime plus 1.25% (10.25% at
       September 29, 1995).............................................   14,000
      Term loan B, quarterly payments of $1,750 commencing April 1,
       2000 and increasing to $2,000 April 1, 2001 with the final two payments of $1,750 on April 1, 2002 and July 1, 2002. Interest
       at prime plus 1.75% (10.75% at September 29, 1995)..............   18,500
      Term loan C, due July 1, 2002. Interest at 12.5%.................    7,500
                                                                         -------
                                                                          42,880
      Other debt.......................................................      597
                                                                         -------
                                                                         $43,477
                                                                         =======

The long-term credit facility provided for $40 million in term loans and $10 million in aggregate for revolving credit and acquisition loan facilities.

The revolving line of credit agreement provided for up to $5 million in borrowings, including letters of credit up to a maximum of $1 million. There was a one-half of one percent fee per annum on the unused portion of this facility and a two percent letter of credit fee.

The long-term credit facility also provided for acquisition loans of up to $5 million. The acquisition loans were to be used to finance acquisitions or capital expenditures attributed to growth. Any amounts outstanding under the acquisition line as of January 31, 2000 were to be repaid in equal quarterly installments through July 1, 2002. Borrowings under the acquisition line bear interest at prime plus 1.75%. There were no acquisition loans outstanding as of September 29, 1995.

                     COINMACH CORPORATION AND SUBSIDIARIES
                   (FORMERLY SOLON AUTOMATED SERVICES, INC.)

     NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


The Financing Agreement relating to the long-term credit facility required TCC, among other things, to maintain certain financial ratios and restricted additional investments and indebtedness. Management believes TCC was in compliance with all covenants contained in this Financing Agreement. Loans outstanding under this agreement were subject to prepayment upon the occurrence of certain events such as asset dispositions, public offerings and the generation of excess cash flow, as defined. TCC may be subject to prepayment penalty on any fixed rate borrowings.

Industries and Super Laundry are the borrowers under the Financing Agreement. The facility is guaranteed by TCC. Borrowings are secured by all of the assets of TCC.

Other debt includes payments due under noncompete agreements.

Maturities of debt for TCC at September 29, 1995 are contractually payable as follows (in thousands):

     Years ending September:
       1996............................................................. $   873
       1997.............................................................   1,724
       1998.............................................................   3,500
       1999.............................................................   5,500
       2000.............................................................   7,630
       Thereafter.......................................................  24,250
                                                                         -------
                                                                         $43,477
                                                                         =======

The Company made cash payments for interest of $10.9 million, $8.5 million and $17.1 million for 1995S, 1995P, and fiscal year 1994, respectively.

7. RETIREMENT SAVINGS PLAN

Effective October 1, 1987, Solon formed the Solon Automated Services Retirement Savings Plan (the "Plan"). The Plan is a defined contribution plan available to all full-time Solon employees who have completed one year of service. Under the terms of the Plan, Solon matches employee contributions at a percentage determined annually by the Board of Directors. Solon provided for matching contributions of 25% in each of 1995 and 1994. During fiscal 1994, Solon issued $103,000 of its Common Stock to satisfy its accrued obligations to the Plan. The number of shares issued to the Plan is based upon the appraised value of the stock which is determined annually by an independent appraiser. During fiscal 1995, Solon made a cash contribution of $80,000 to satisfy its fiscal 1994 obligations to the Plan. Solon will fund the fiscal 1995 Company match through a cash contribution in 1996.

TCC has established a defined contribution plan for substantially all of its employees. TCC's contributions to the plan for 1995S amounted to approximately $42,500.

The Company has no obligations for other postretirement benefits.

8. STOCK OPTION PLAN

Solon adopted a stock option plan (the "Plan") in September 1987. The Plan authorized the granting of incentive stock options, nonqualified options, or a combination of the foregoing, to certain key employees and directors.

                     COINMACH CORPORATION AND SUBSIDIARIES
                   (FORMERLY SOLON AUTOMATED SERVICES, INC.)

     NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


Under the terms of the Plan, 1,250,000 common shares were reserved for issuance upon exercise of options. Shares for options that had expired or had been surrendered or canceled without having been exercised may again have been optioned under the Plan.

Each option granted was exercisable into one common share of Solon. In general, 50% of stock options granted became exercisable five years after the date of grant, with 12 1/2% of the options becoming exercisable in each of the subsequent four years.

As of September 29, 1995 and September 30, 1994, there was a total of 212,000 and 970,000 stock options outstanding, respectively, exercisable at prices between $.98 and $1.23 per common share. No options had been exercised since Solon adopted the Plan. As a result of the merger with TCC, the Plan was canceled; participants in the Plan received in aggregate consideration of approximately $34,000.

9. INCOME TAXES

As of September 29, 1995 and September 30, 1994, the components of the Company's net deferred tax liabilities were as follows (in thousands):

                                                     SEPTEMBER 29, SEPTEMBER 30,
                                                         1995          1994
                                                     ------------- -------------
                                                       SUCCESSOR    PREDECESSOR
   DEFERRED TAX LIABILITIES:
     Accelerated tax depreciation...................    $26,804       $ 9,239
     Other, net.....................................      3,355         2,293
                                                        -------       -------
                                                         30,159        11,532
                                                        -------       -------
   DEFERRED TAX ASSETS:
     Net operating loss carryforwards...............      4,600         7,200
     Book over tax depreciation.....................        742           --
     Valuation allowance for deferred tax assets....       (460)       (3,700)
                                                        -------       -------
                                                          4,882         3,500
                                                        -------       -------
   Net deferred tax liabilities.....................    $25,277       $ 8,032
                                                        =======       =======

As of April 5, 1995, the deferred tax asset and related valuation allowance relating to Solon were netted and reduced to $2.6 million to reflect the net operating loss available pursuant to limitations imposed under provisions of the Internal Revenue Code regarding changes in ownership. In addition, as of April 5, 1995, TCC recorded a deferred tax asset of $460,000 with a valuation allowance of the same amount. The deferred tax asset recorded in the Successor period does not reflect a valuation allowance because the loss can be utilized against the deferred tax liabilities in the carryforward period. The net operating loss carryforwards, which expire between fiscal years 2001 through 2007, consist of approximately $7 million (after the limitation) relating to the Predecessor company and approximately $5 million relating to the Successor company.

During the fourth quarter of fiscal 1994, Solon evaluated the realizability of previously recorded deferred tax assets and concluded that due to certain transactions which have occurred subsequent to October 1, 1993, it was more likely than not that such assets would not be fully realizable. Accordingly, Solon established a $3.7 million valuation allowance as of September 30, 1994. The charge for this valuation allowance is included in the deferred tax provision in the accompanying Consolidated Statement of Operations.

                     COINMACH CORPORATION AND SUBSIDIARIES
                   (FORMERLY SOLON AUTOMATED SERVICES, INC.)

     NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


9. INCOME TAXES

The provision (benefit) for income taxes consists of (in thousands):

                                         APRIL 5, 1995 OCTOBER 1,
                                              TO         1994 TO    YEAR ENDED
                                         SEPTEMBER 29,  APRIL 4,   SEPTEMBER 30,
                                             1995         1995         1994
                                         ------------- ----------- -------------
                                           SUCCESSOR   PREDECESSOR  PREDECESSOR
  Federal...............................    $(1,760)      $ --        $2,517
  State.................................       (102)         50          245
                                            -------       -----       ------
                                            $(1,862)      $  50       $2,762
                                            =======       =====       ======

Deferred taxes relate primarily from timing differences resulting from using accelerated depreciation for tax purposes and straight-line depreciation for financial reporting purposes.

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

                                        APRIL 5, 1995 OCTOBER 1,
                                             TO         1994 TO    YEAR ENDED
                                        SEPTEMBER 29,  APRIL 4,   SEPTEMBER 30,
                                            1995         1995         1994
                                        ------------- ----------- -------------
                                          SUCCESSOR   PREDECESSOR  PREDECESSOR
  Expected tax benefit.................    $(2,655)      $(588)      $(1,413)
  State tax benefit, net of federal
   taxes...............................       (320)        (69)          (55)
  Permanent book/tax differences:
  Goodwill and other...................      1,113         394           530
  Valuation allowance..................        --          313         3,700
                                           -------       -----       -------
  Recorded tax provision/(benefit).....    $(1,862)      $  50       $ 2,762
                                           =======       =====       =======

The Company made cash payments for income taxes of approximately $280,000 and $29,000 for 1995S and fiscal year 1994, respectively. There were no income tax payments made in 1995P.

10. COMMON STOCK

Solon and its stockholders had entered into a Stockholders' Agreement dated as of September 28, 1987. Pursuant to this Agreement, Solon was required to purchase shares of its common stock from selling management stockholders or their estates in the event of death, disability, termination of employment, and certain other circumstances. Pursuant to the terms of the Stockholders' Agreement, such purchases were made based on the higher of the stockholders' cost or by an earnings related formula defined in the Agreement. During fiscal 1994 Solon acquired 270,000 shares, pursuant to this Agreement at a total cost of $270,000, from management stockholders. Such shares have been retired and canceled. The Stockholders' Agreement was terminated effective July 12, 1994.

Class A Common stockholders have no voting rights other than on matters involving consolidation or merger, sale or transfer of all or substantially all assets or any liquidation, dissolution or winding up of Solon. Solon's Certificate of Incorporation provides that immediately prior to the closing of any initial public offering of Common Stock, all outstanding shares of Class A Common Stock will be deemed to have been converted into a like number of shares of Common Stock.

                     COINMACH CORPORATION AND SUBSIDIARIES
                   (FORMERLY SOLON AUTOMATED SERVICES, INC.)

     NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


On November 30, 1995, the Company effected a recapitalization, whereby it reduced its authorized $.01 par value common stock to 1,000 shares and issued 100 shares to the holders of the then outstanding stock. All references in the Successor period reflect this recapitalization.

Receivables from shareholders reflect advances to SAS of $2,000,000 and notes receivable from management who are shareholders of SAS of $338,000. Such amounts have been reflected as reductions of shareholders' equity in the accompanying Successor period balance sheet.

11. COMMITMENTS AND CONTINGENCIES

Rental expense for all operating leases, which principally cover office facilities and vehicles, was $1,139,000, $807,000 and $1,577,000 for 1995S,
1995P, and fiscal year 1994, respectively.

The following is a schedule of the future minimum rental commitments under all noncancelable leases as of September 29, 1995 (in thousands):

     1996............................................................... $1,885
     1997...............................................................  1,359
     1998...............................................................    943
     1999...............................................................    534
     2000 and future periods............................................  1,217
                                                                         ------
                                                                         $5,938
                                                                         ======

The Company is contingently liable on receivables sold with recourse to finance companies by TCC. The total amount of such receivables outstanding as of September 29, 1995 is approximately $4 million.

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

As of September 30, 1994, Solon had a program pursuant to which change of control and severance payments would be made to 14 management employees following any sale of all of the Common Stock held by nonemployee stockholders. Change of control payments were based on annual salaries at the time of such sale. Severance payments were provided if, following any such sale, the participant was not retained in a position comparable to that held prior to the sale for a period between three to four months. In connection with the change in control described in Note 2, payments aggregating $387,000 were made pursuant to this program.

12. SUBSEQUENT EVENT

On November 30, 1995, the Company completed an exchange offer with substantially all the holders of the Senior Notes and Subordinated Debentures. Through December 14, 1995, the Company issued a total of $196.7 million of 11 3/4% Senior Notes due 2005 (the "Notes") which enabled the Company to complete this exchange offer, consummate the merger with TCC and retire its remaining debt, and provide additional working capital. The Company incurred costs of $4.2 million, net of income taxes, related to a 5.5% premium paid to retire its

                     COINMACH CORPORATION AND SUBSIDIARIES
                   (FORMERLY SOLON AUTOMATED SERVICES, INC.)

     NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Senior Notes and Subordinated Debentures and wrote-off the unamortized balance of the related original issue discount and deferred finance costs of approximately $800,000 and $1.9 million, net of income taxes, respectively. The Company also incurred costs related to the retirement of a revolving credit facility of TCC of approximately $1.9 million, net of income taxes.

Interest on the Notes is payable semi-annually on May 15 and November 15. The Notes are redeemable at the option of the Company at any time after November 15, 2000 at a price equal to 105 7/8% declining to par if redeemed after November 15, 2002. The Notes contain certain financial covenants and a registration rights agreement, whereby the Company has agreed to file a Registration Statement with the Securities and Exchange Commission.

On November 30, 1995, the Company entered into a new revolving credit facility, ("New Credit Facility"), which provides up to a maximum of $35.0 million. Availability under the New Credit Facility is limited by an amount equal to one semi-annual interest payment on the Notes. Interest on the borrowings is payable monthly at a rate per annum no greater than the sum of LIBOR plus 2.50%. The Company is obligated to pay an unused line fee in an amount equal to 0.5% of the unused availability payable monthly in arrears. Borrowings under the New Credit Facility are secured by real and personal property of the Company.

                        LETTERHEAD OF KPMG PEAT MARWICK

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
CIC I Acquisition Corp.:

We have audited the accompanying consolidated balance sheets of CIC I Acquisition Corp. and subsidiaries (the Company) as of December 31, 1994, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the two-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in note 14 of the accompanying notes to the consolidated financial statements, on January 31, 1995, the Company sold its partnership interests in its operating subsidiaries to a new corporation, The Coinmach Corporation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIC I Acquisition Corp. and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                          /s/ KPMG Peat Marwick LLP

New York, New York
April 28, 1995

                    CIC I ACQUISITION CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)

                                                                        1994
                                                                      --------
ASSETS
Cash................................................................. $    987
Receivables, net of reserves of $473.................................    4,198
Inventories..........................................................    2,154
Prepaid commissions..................................................    3,264
Property and equipment:
  Laundry equipment..................................................   21,487
  Leasehold improvements.............................................   10,438
  Office equipment...................................................    1,900
  Automobiles and trucks.............................................    2,903
                                                                      --------
                                                                        36,728
  Less accumulated depreciation......................................   20,443
                                                                      --------
    Net property and equipment.......................................   16,285
Goodwill, net of accumulated amortization of $1,845..................    6,710
Other intangibles, net of accumulated amortization of $8,678.........    2,209
Other assets.........................................................    1,117
                                                                      --------
                                                                      $ 36,924
                                                                      ========
LIABILITIES AND COMMON STOCKHOLDERS' DEFICIENCY
Accounts payable..................................................... $  2,365
Accrued expenses.....................................................    2,012
Accrued interest.....................................................      --
Commissions payable..................................................    3,156
Long-term debt (including $350 of management loans)..................   42,184
Other long-term liabilities..........................................      488
Minority interest....................................................      135
Common stockholders' deficiency:
  Common stock, par value $.01; authorized 1,000,000 shares; issued
   and outstanding 87,000 shares in 1994 and 148,729 shares in 1993..        1
Consideration to continuing predecessor interests in excess of book
 value...............................................................      --
Additional paid-in capital...........................................   39,869
Accumulated deficit..................................................  (53,286)
                                                                      --------
  Total stockholders' deficiency.....................................  (13,416)
                                                                      --------
                                                                      $ 36,924
                                                                      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    CIC I ACQUISITION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                               1994      1993
                                                              -------  --------
Revenues..................................................... $73,857  $ 71,859
Laundry operating expenses...................................  54,737    52,805
General and administrative expenses..........................   4,938     5,570
Depreciation and amortization of property and equipment......   7,785     8,011
Amortization of intangibles and other assets.................   6,719     7,245
                                                              -------  --------
Operating loss...............................................    (322)   (1,772)
Interest expense.............................................   4,012     3,685
Interest expense--subordinated notes.........................       0     6,824
Non-cash charges related to management loans.................   1,341         0
                                                              -------  --------
Loss before income taxes and extraordinary item..............  (5,675)  (12,281)
Income taxes.................................................      27        17
                                                              -------  --------
Loss before extraordinary item...............................  (5,702)  (12,298)
Extraordinary item--early extinguishment of debt.............  20,420         0
                                                              -------  --------
Net (loss) income............................................ $14,718  $(12,298)
                                                              =======  ========



  The accompanying notes are an integral part of these consolidated financial statements.

                    CIC I ACQUISITION CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                              CONSIDERATION TO
                           COMMON STOCK    CONTINUING PREDECESSOR ADDITIONAL                 TOTAL
                          ----------------  INTERESTS IN EXCESS    PAID-IN   ACCUMULATED STOCKHOLDERS'
                           SHARES   AMOUNT     OF BOOK VALUE       CAPITAL     DEFICIT    DEFICIENCY
                          --------  ------ ---------------------- ---------- ----------- -------------
Balance January 1,
 1993...................   148,729   $ 1          $(11,756)        $     0    $(42,240)    $(53,995)
Accrued preferred
 dividends..............                                                        (1,710)      (1,710)
Net loss................                                                       (12,298)     (12,298)
                          --------   ---          --------         -------    --------     --------
Balance December 31,
 1993...................   148,729     1           (11,756)              0     (56,248)     (68,003)
Net income..............                                                        14,718       14,718
Effects of restructuring
 transaction (see note
 7):
Shares surrendered
 pursuant to
 restructuring..........  (148,729)   (1)           11,756                     (11,756)          (1)
Shares issued pursuant
 to restructuring.......    87,000     1                            24,164                   24,165
Surrender of preferred
 stock..................                                            14,364                   14,364
Non-cash charge related
 to issuance of
 management loan........                                             1,341                    1,341
                          --------   ---          --------         -------    --------     --------
Balance December 31,
 1994...................    87,000   $ 1          $      0         $39,869    $(53,286)    $(13,416)
                          ========   ===          ========         =======    ========     ========



  The accompanying notes are an integral part of these consolidated financial statements.

                    CIC I ACQUISITION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                              1994      1993
                                                            --------  --------
Cash flows from operating activities:
  Net (loss) income........................................ $ 14,718  $(12,298)
  Adjustments to reconcile net (loss) income to net cash
   provided by
   operating activities:
    Depreciation and amortization..........................   14,504    15,256
    Minority interest in loss of consolidated subsidiary...      (10)      (19)
    Provision for bad debts................................      229        73
    Increase in accrued interest...........................        0     6,824
    Non-cash charges relating to management loans..........    1,341         0
    Non-cash portion of extraordinary item.................  (23,487)        0
    Changes in assets and liabilities:
      Change in receivables................................      732      (160)
      Change in prepaid commissions, net of commissions
       payable.............................................   (1,236)   (1,600)
      (Increase) decrease in inventories...................     (349)      500
      (Increase) decrease in other assets..................    2,766    (2,025)
      (Decrease) increase in accounts payable and accrued
       expenses............................................     (484)    1,185
                                                            --------  --------
      Net cash provided by operating activities............    8,724     7,736
                                                            --------  --------
Cash flows from investing activities:
  Purchase of laundry equipment............................   (4,710)   (4,089)
  Purchase of fixed assets.................................   (1,861)   (1,790)
  Additions to intangibles.................................       (6)     (240)
                                                            --------  --------
    Net cash used in investing activities..................   (6,577)   (6,119)
                                                            --------  --------
Cash flows from financing activities:
  Net repayments under revolving credit facility...........   (2,019)     (857)
  Payment of other debt....................................     (474)     (200)
  Management loans.........................................      350         0
  Principal payments of capital lease obligations..........     (404)     (348)
                                                            --------  --------
    Net cash used in financing activities..................   (2,547)   (1,405)
                                                            --------  --------
    Net (decrease) increase in cash........................     (400)      212
Cash at beginning of period................................    1,387     1,175
                                                            --------  --------
Cash at end of period...................................... $    987  $  1,387
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   CIC I ACQUISITION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)

(1)ORGANIZATION AND BASIS OF PRESENTATION


  See note 14 for subsequent event.

  CIC I Acquisition Corp. ("CIC" or "Company") is a holding company that owns Coinmach Industries Co. ("Coinmach") and Super Laundry Equipment Co. L.P. ("Super Laundry"). CIC was formed in 1989 expressly for the purpose of acquiring an 85% general partnership interest in Coinmach and all of the common stock of Super Laundry Equipment Corp., a predecessor company to Super Laundry.

  Coinmach is principally engaged in providing laundry equipment and related services to multi-family housing complexes in the New York metropolitan area. Super Laundry is principally a supplier of coin-operated laundromat equipment, and turnkey laundromat retail stores in the New York metropolitan area.

  On January 31, 1995, the Company sold its partnership interest in Coinmach and Super Laundry to a new corporation, The Coinmach Corporation (see note
  14).

  On December 15, 1993, CIC, on a stand alone basis, completed a "pre-packaged" voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan"), which was approved by 100% of the Company's shareholders and creditors. Neither Coinmach nor Super Laundry were parties to this agreement. The Plan provided for the Company's existing senior subordinated notes, junior subordinated promissory notes, preferred stock and common stock to be exchanged for 87,000 shares of common stock valued at $24,163. The Plan, which was confirmed and court approved on January 21, 1994, and became effective February 4, 1994, has been reflected in the 1994 financial statements and has been recorded in accordance with the guidelines provided by the Financial Accounting Standards Board (FASB 15 "Accounting for Troubled Debt Restructuring"). Pursuant to the Plan, the Company also amended its then existing revolving and term loan agreement (see note 6(a)). As a result of the above, the Company recognized an extraordinary gain, net of legal fees and other direct costs of $20,420 on the early extinguishment of the debt. The Company also incurred $1,341 in non-cash expenses related to the estimated fair value of the equity conversion feature of debt issued pursuant to the Plan (see note 6). In addition, the minority partners in Coinmach extinguished their ownership positions and the Company now effectively owns 100% of Coinmach (see note 7).

(2)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


  (a)PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of CIC, Coinmach and Super Laundry. All significant intercompany balances and transactions have been eliminated in consolidation.

  (b)INVENTORIES

  Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Inventories include laundry equipment, spare parts and construction costs.

  (c)REVENUE RECOGNITION

  Super Laundry's customers generally sign sales contracts whereby Super Laundry will construct and equip a complete laundromat operation, including location identification, construction, plumbing, electrical wiring and all required permits. Revenue is recognized on the completed contract method. A contract is considered

                   CIC I ACQUISITION CORP. AND SUBSIDIARIES

                          DECEMBER 31, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)

  complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months.

  Sales of laundromats were approximately $14,579 and $13,054 for the years ended December 31, 1994 and 1993, respectively.

  (d)PROPERTY AND EQUIPMENT

  Laundry equipment, consisting primarily of commercial washers and dryers, and fixed assets, are stated at cost. The cost of remanufacturing equipment is included in the cost of laundry equipment. The cost of laundry room improvements is included in leasehold improvements. The Company capitalized remanufacturing and laundry room improvement costs of approximately $2,848 and $2,639 for the years ended December 31, 1994 and 1993, respectively.

  Depreciation of laundry equipment and fixed assets is calculated using the straight-line method over their estimated useful lives, generally five years. Leasehold improvements are amortized using the straight line method over the shorter of the lease term or estimated useful life of the asset. The Company's policy is to write-off fully depreciated assets and the related accumulated depreciation and amortization. Depreciation expense was approximately $7,785 and $8,011 for the years ended December 31, 1994 and 1993, respectively.

  The Company reviews the undiscounted cash flows of its laundry locations in assessing whether its property and equipment (primarily laundry equipment and laundry room improvements) may be impaired. The Company does not believe that the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of" will have a material impact on the Company's financial position or results of operations.

  (e)PREPAID COMMISSIONS

  The Company capitalizes contractually required advance commissions and certain incentive payments paid in connection with the acquisition of its contractual rights to laundry room locations. Such amounts are amortized on a straight-line basis over the life of the related lease or the related contractual agreement. Amortization expense on prepaid commissions amounted to approximately $593 and $557 for the years ended December 31, 1994 and 1993, respectively.

  (f)CONTRACTS RIGHTS

  Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts are amortized on a straight-line basis over the remaining life of the corresponding contract. Amortization expense on contract rights was $3,443 and $4,075 for the years ended December 31, 1994 and 1993, respectively.

  (g)INTANGIBLES

  Intangibles, consisting principally of covenants not to compete, computer software and deferred financing costs are amortized over their estimated useful lives. Amortization expense on intangibles amounted to approximately $2,375 and $2,100 for the years ended December 31, 1994 and 1993, respectively.

  (h)GOODWILL

  Goodwill is being amortized, using the straight-line method, over 40 years. Amortization expense on goodwill amounted to $308 and $301 for the years ended December 31, 1994 and 1993, respectively. The Company periodically evaluates the recoverability of goodwill based on the undiscounted cash flows of the businesses acquired.

                   CIC I ACQUISITION CORP. AND SUBSIDIARIES

                          DECEMBER 31, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)

  (i)INCOME TAXES

  In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement 109 required a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted Statement 109 as of January 1, 1993, the effect of which was not material to the Company's consolidated financial statements.

(3)RECEIVABLES


  Receivables consist of the following:

                                                                          1994
                                                                         ------
        Accounts receivable............................................. $1,627
        Notes receivable................................................  2,437
        Finance reserves................................................    607
                                                                         ------
                                                                          4,671
        Allowance for doubtful accounts.................................   (473)
                                                                         ------
                                                                         $4,198
                                                                         ======

  At December 31, 1994, notes receivable bear interest at a weighted average interest rate of approximately 10% and mature through 1998. The notes are collateralized by the underlying laundry equipment. The Company periodically sells notes receivable arising from the sale of laundromats to third party finance companies. Finance reserves arise when the Company sells notes and a portion of the proceeds are retained by the finance company. As the notes are collected, the finance companies remit a portion of the collections to the Company. Many of the notes receivable are sold with recourse to the Company (see note 8). Control of the notes sold with recourse is surrendered by the Company on the date of transfer. The Company generally sells its receivables with recourse at cost, recognizing no gain or loss.

(4)TRANSACTIONS WITH AFFILIATES


  The company sold certain trade notes receivable to Cointrol Credit Co., L.P. ("Credit"), a company created in 1991 and owned by certain officers and directors of the Company and outside investors.

  All such notes were sold to yield a fair market rate of return as determined by rates available from unrelated finance companies for similar notes. The aggregate outstanding balance of all notes sold to Credit as of December 31, 1994 was $641. These notes are with recourse to the Company and mature through 1998. In April 1995, the Company entered into an agreement with Credit to repurchase the remaining receivables outstanding at their then face value.

                   CIC I ACQUISITION CORP. AND SUBSIDIARIES

                          DECEMBER 31, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)


(5)INTANGIBLES


  Intangibles consist of the following:

                                                                     ESTIMATED
                                                             1994   USEFUL LIVES
                                                            ------- ------------
        Covenants not to compete........................... $ 4,313   5 years
        Computer software..................................   4,050   5 years
        Deferred financing costs...........................   1,552 Life of debt
        Other..............................................     972   5 years
                                                            -------
                                                             10,887
        Accumulated amortization...........................   8,678
                                                            -------
                                                            $ 2,209
                                                            =======

(6)LONG-TERM DEBT


  Long Term debt consists of the following:

                                                                         1994
                                                                        -------
        Revolving line of credit, due February 28, 1995, interest at prime plus 1.75% (a).......................................... $25,848
        Term loan, due February 28, 1995 (a)...........................  15,000
        Senior subordinated notes, originally due October 1999,
         interest at 14.5% (c).........................................     --
        Junior subordinated promissory notes, originally due October
         2000 (d)......................................................     --
        Management loans, due February, 2004, interest at prime plus
         1.75%, convertible into 7,000 shares of common stock after
         February, 1999 (b)............................................     350
        Other (e)......................................................     986
                                                                        -------
                                                                        $42,184
                                                                        =======

  On January 31, 1995, the Company sold its partnership interests in Coinmach and Super Laundry to a new corporation, The Coinmach Corporation.

  In connection with this sale, the Company paid off all amounts owed under its revolver and term loan debt (see note 14). The accompanying financial statements do not reflect the sale or the related repayment of debt.

  On December 15, 1993, the Company finalized negotiations with the holders of the revolving line of credit, term loan, senior subordinated note holders, and the junior subordinated promissory note holders. Pursuant to the Plan, the holders of the subordinated note and the junior notes exchanged their notes, including accrued interest through December 15, 1993, for 87,000 shares of the restructured company's common stock. The Plan was confirmed and court approved in January 1994.

  (a) On March 16, 1990, the Company entered into a bank agreement that provided for a term loan of $15,000 originally payable in eight quarterly installments of $1,875 commencing April 1, 1994, and a revolving line of credit of up to $35,000 for a term of five years. On February 4, 1994, the maximum revolver facility was reduced to $29,413. In addition, commencing March 1, 1994 and continuing on

                   CIC I ACQUISITION CORP. AND SUBSIDIARIES

                          DECEMBER 31, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)

     the first day of each month thereafter, the revolving credit facility will be reduced by $175 per month through June 1994, and then $212 per month, until the termination of the facility, including the term loan, on February 28, 1995.

    The interest rate for bank borrowing is the prime rate plus 1.75%. As of December 31, 1994, the interest rate on these loans was 10.25%. In addition, the agreement provides for the payment of a facility fee of .125% per annum on average daily outstanding balances and an unused line fee of .50% per annum on the average daily balance of the revolving loans. The agreement contains certain restrictive covenants and requires the Company, among other things, to maintain certain financial ratios and to restrict investments, additional indebtedness and payment of dividends. The loan is secured by all of the assets of the Company. See
    Note 14 for description of subsequent event.

  (b) Pursuant to the Plan, senior management loaned the Company $350 due February 4, 2004. Interest is payable monthly, at the rate of 1.75% over prime. As of December 31, 1994, the interest rate on these loans was 10.25%. The loans are convertible, upon the earlier of five years or upon certain circumstances, into 7% of the Company's fully diluted common stock. These loans, which are subordinated to the revolving line of credit and the term loan, were funded February 4, 1994 (see note 7). Based on an independent appraisal, the estimated value of the 7% interest of the Company (issuable upon conversion of the loans) exceeded the principal amount of the loans by $1,341. Accordingly, a non-cash charge equal to such amount was recorded in 1994. The loans were repaid in connection with the subsequent event described in Note 14.

  (c) In 1989 and 1990, the Company sold $30,000 of its 14.5% senior subordinated notes due October 1999. Interest was payable on April 15 and October 15 of each year commencing April 15, 1990. The notes were redeemable, at the option of the Company, at amounts decreasing from 114.5% of par value at October 15, 1989 to par value at October 15, 1998. Pursuant to the Plan, the notes were cancelled and an extraordinary gain was recognized on the early extinguishment of the debt in 1994 (see note 7).

  (d) In 1989, the Company issued junior subordinated promissory notes to the prior owners of Coinmach. The notes, along with accrued interest, were cancelled in 1994 pursuant to the Plan (see note 7).

  (e) Other debt includes payments due under non-compete agreements.

    Maturities of long-term debt at December 31, 1994 are contractually payable as follows:

              1995................................. $41,329
              1996.................................     376
              1997.................................     129
              1998.................................       0
              Thereafter...........................     350
                                                    -------
                                                    $42,184
                                                    =======

(7)RESTRUCTURING


  On January 31, 1995, the Company sold its partnership interests in Coinmach and Super Laundry to a new corporation, The Coinmach Corporation (see note
  14).

  On December 15, 1993, CIC, on a stand alone basis, completed a "pre-packaged" voluntary petition for reorganization under Chapter 11 for the United States Bankruptcy Code, which was approved by 100% of the Company's shareholders and creditors (see note 1). Neither Coinmach nor Super Laundry were parties to this agreement. The Plan provided for the Company's existing senior subordinated notes, junior subordinated promissory notes, preferred stock and common stock to be exchanged for 87,000 shares of common stock valued at $24,163. The carrying value of the senior subordinated notes, junior subordinated

                   CIC I ACQUISITION CORP. AND SUBSIDIARIES

                          DECEMBER 31, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)

  notes and related accrued interest was $30,000, $1,500, and $16,149, respectively. The preferred stock and common stock had a net carrying value of $2,609, consisting of preferred stock of $14,364, and common stock of $1, offset by the carrying value of the consideration to continuing predecessor interests in excess of book value of $11,756. The Plan was confirmed and court approved on January 21, 1994, became effective February 4, 1994, and has been reflected in the 1994 financial statements. In addition, pursuant to the Plan, the Company amended its then existing revolving and term loan agreement. As a result of the above, the Company recognized an extraordinary gain of $20,420, net of legal fees and other direct costs of $3,067, on the early extinguishment of the debt in 1994. In addition, $14,364, representing the carrying value of the preferred stock, is included in stockholders' deficiency. Pursuant to the Plan, the equity position of the shareholder to which the continuing predecessor interests were attributed surrendered such position. Consequently, the carrying value of the continuing predecessor interests has been charged to the accumulated deficit account. The restructuring has been treated as a tax free exchange of debt for equity in accordance with the provisions of the Internal Revenue Service Code.

  The Plan required two members of senior management to loan the Company $350. These loans have an interest rate of prime plus 1.75% and are due in 2004. The loans were funded February 4, 1994, and are reflected in the accompanying financial statements as long-term debt.

  Also pursuant to the Plan the Company entered into non-compete agreements with two former shareholders totaling approximately $954.

(8)COMMITMENTS AND CONTINGENCIES


  Coinmach is obligated under long-term leases relating to revenue equipment locations. The terms of these leases principally range from three to six years, most of which provide for fixed monthly commission payments and contain renewal options. The majority of these leases contain provisions permitting the cancellation of the lease and/or adjustment of the commission by Coinmach if minimum revenue levels are not achieved. In addition, Coinmach rents office and warehouse space from SSB Corporation ("SSB"). SSB is owned by certain individuals who were also owners of the Company, prior to the Plan. The lease, expiring on May 1, 1995, provides for annual rentals of $368 and for the payment by Coinmach of all operating expenses.

  Super Laundry leases its facilities from a related party under an operating lease that expires on December 31, 1996 and provides for a minimum annual rental of $57 in 1993 increasing to $60 in 1994 and $63 in 1996. Under the terms of the lease, Super Laundry is required to pay operating costs. Rental expense for this lease amounted to $72 and $71 for the years ended December 31, 1994 and 1993, respectively. In addition, Super Laundry also leases a warehouse from a related party on a month-to-month basis. Rental expense for this lease amounted to $39 and $42 for the years ended December 31, 1994 and 1993, respectively. Effective January 1, 1993, Super Laundry entered into a five year lease for a sales office. This lease expires December 31, 1997 and provides for a minimum annual rental of $23 in 1993, increasing by 4% each successive year through 1997. The lease also calls for Super Laundry to pay operating costs. Rental expense including operating costs for this lease amounted to $24 and $30 for the years ended December 31, 1994 and 1993, respectively.

  Future minimum lease payments under noncancellable operating leases (excluding commissions for laundry equipment locations) as of December 31, 1994 are as follows:

        1995.............................................................. $367
        1996..............................................................  108
        1997..............................................................   27
                                                                           ----
          Total future minimum lease payments............................. $502
                                                                           ====

                   CIC I ACQUISITION CORP. AND SUBSIDIARIES

                          DECEMBER 31, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)


  Rent expense, excluding commission payments for laundry equipment locations, amounted to approximately $642 and $599 for the years ended December 31, 1994 and 1993, respectively.

  Super Laundry is contingently liable on receivables sold, with recourse, to finance companies. The total amount outstanding is approximated at $7,919 as of December 31, 1994.

  Under agreements between Super Laundry and certain finance companies, a portion of the notes receivable sales price is retained by the finance company until the receivable is collected. Amounts retained under the agreements amounted to $607 as of December 31, 1994, and are shown in the accompanying consolidated balance sheets as receivables.

  Coinmach has entered into leasing arrangements for automobiles and trucks and office equipment which are accounted for as capital leases. At December 31, 1994, the gross amount of such assets amounted to $1,646, and accumulated amortization amounted to $889. Future minimum lease payments as of December 31, 1994 are as follows:

        1995.............................................................. $359
        1996..............................................................  133
        1997..............................................................   99
                                                                           ----
        Minimum lease payments............................................  591
        Less amount representing interest.................................  103
                                                                           ----
        Present value of net minimum lease payments....................... $488
                                                                           ====

  The Company is party to certain lawsuits and claims relating to its operations. It is the opinion of management, based on the advice of outside counsel, that such lawsuits and claims will be resolved without material effect to the Company's consolidated financial statements.

(9)INCOME TAXES


  Income tax expense of $27 and $17 for the years ended December 31, 1994 and 1993, respectively, represents state and local taxes.

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1994 are presented below:

        Deferred tax assets:
          Net operating loss carryforwards...........................  $ 21,200
          Fixed and intangible assets, principally due to differences
           between tax and financial reporting bases.................     3,117
        Allowance for doubtful accounts..............................       189
                                                                       --------
          Gross deferred tax assets..................................    24,506
        Less valuation allowance.....................................   (24,506)
                                                                       --------
          Net deferred tax asset.....................................  $    -0-
                                                                       ========

  CIC files a consolidated Federal income tax return with Super Laundry and includes its equity in the earnings or loss of Coinmach. At December 31, 1994, net operating loss carryforwards of approximately $53,000 are available to offset future taxable income and expire commencing 2004 through 2009.

                   CIC I ACQUISITION CORP. AND SUBSIDIARIES

                          DECEMBER 31, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)

(10)MULTI-EMPLOYER PLAN


  Coinmach participated with other companies in making contributions to a multi-employer pension plan for the benefit of its union employees.

  Contributions to the Plan were $40 for the year ended December 31, 1993. Effective January 1, 1994, Coinmach no longer participates in the pension plan.

(11)STOCK OPTION PLAN


  Pursuant to the Plan, the Company adopted two stock option plans, which provide for the grant and exercise of options to purchase up to 6,000 shares of the Company's common stock upon attainment of certain annual earnings performance goals through 1997. One of the plans is for the employees of the Company, and provides for the grant and exercise of 5,000 shares. On February 4, 1994, options representing 1,000 shares under this plan were granted to certain employees and were immediately vested but were not to be exercisable unless 1994 earnings performance goals were attained. The employee plan also provides for the grant of options to purchase an additional 1,000 shares in 1994 and each year through December 31, 1997. Such options will be vested when granted. The second stock option plan provides for the grant of options to purchase 1,000 shares to a financial advisor upon attainment of annual earnings performance goals through 1995. Under both plans, the options were to expire ten years from the dates of grant and were exercisable at $50 per share. No options have been exercised and in connection with the subsequent event described in note 14, the stock option plans were terminated and all outstanding options were cancelled.

(12)PROFIT SHARING PLAN


  Effective April 1, 1994, the Company established a profit sharing and retirement plan (the "Coinmach Profit Sharing Plan") for substantially all of its employees. Pursuant to the Coinmach Profit Sharing Plan, eligible employees may defer up to 15% of their salaries up to a maximum level imposed by applicable federal law. Coinmach makes matching contributions in increasing amounts, based upon the number or years of service performed by eligible participants, up to a maximum of 6% of an eligible employee's salary. Matching contribution percentages range from 5% for one to two years of service up to 25% for five or more years of service and vest over a six year period. Company contributions to the plan for the year ended December 31, 1994 amounted to $64.

(13)SUPPLEMENTAL CASH FLOW INFORMATION


  The Company paid approximately $4,012 and $3,744 for interest for the years ended December 31, 1994 and 1993, respectively.

  The Company entered into leasing arrangements accounted for as capital leases in the amount of approximately $207 and $406 for the years ended December 31, 1994 and 1993, respectively.

(14)SUBSEQUENT EVENT


  On January 31, 1995, the Company sold its partnership interests in Coinmach and Super Laundry to a new corporation, The Coinmach Corporation ("Corp."). In connection with this sale, the Company, Coinmach and Super Laundry paid off all amounts owed under their existing revolver and term loan debt (see note 6). Corp. is owned by an investor group (83%) and the management of Coinmach and Super Laundry (17%). Corp. financed the transaction with approximately $11,600 of new equity, and debt financing of up to $50,000. Under the terms of the financing, no principal payments on the debt are due until April 1996.

                        LETTERHEAD OF KPMG PEAT MARWICK

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
CIC I Acquisition Corp.:

We have audited the accompanying consolidated balance sheet of CIC I Acquisition Corp. and subsidiaries (the Company) as of January 31, 1995, and the related consolidated statements of operations and accumulated deficit and cash flows for the one-month period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in note 13 of the accompanying notes to the consolidated financial statements, on January 31, 1995, the Company sold its partnership interests in its operating subsidiaries to a new corporation, The Coinmach Corporation. The accompanying consolidated financial statements reflect the financial position, results of operations and cash flows of the Company immediately prior to the sale.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIC I Acquisition Corp. and subsidiaries as of January 31, 1995, and the results of their operations and their cash flows for the one-month period then ended, in conformity with generally accepted accounting principles.

                                          /s/ KPMG Peat Marwick LLP

New York, New York
April 28, 1995

                    CIC I ACQUISITION CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                JANUARY 31, 1995
                             (DOLLARS IN THOUSANDS)

ASSETS

Cash................................................................. $  1,162
Receivables, net of reserve of $447..................................    3,261
Inventories..........................................................    2,353
Prepaid commissions..................................................    3,333
Property and equipment:
  Laundry equipment..................................................   21,848
  Leasehold improvements.............................................   10,604
  Office equipment...................................................    1,917
  Automobiles and trucks.............................................    2,934
                                                                      --------
                                                                        37,303
Less accumulated depreciation........................................   21,183
                                                                      --------
  Net property and equipment.........................................   16,120
Goodwill, net of accumulated amortization of $1,883..................    6,672
Other intangibles, net of accumulated amortization of $8,802.........    2,053
Other assets.........................................................    1,115
                                                                      --------
                                                                      $ 36,069
                                                                      ========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable..................................................... $  2,197
Accrued expenses.....................................................    2,134
Commissions payable..................................................    2,935
Long-term debt (including $350 of management loans)..................   41,800
Other long-term liabilities..........................................      461
Minority interest....................................................      133
Stockholders' deficiency:
  Common stock, par value $.01; authorized 1,000,000 shares; issued
   and outstanding 87,000 shares.....................................        1
Additional paid-in capital...........................................   39,869
Accumulated deficit..................................................  (53,461)
                                                                      --------
    Total stockholders' deficiency...................................  (13,591)
                                                                      --------
                                                                      $ 36,069
                                                                      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    CIC I ACQUISITION CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                      FOR THE MONTH ENDED JANUARY 31, 1995
                             (DOLLARS IN THOUSANDS)

Revenues............................................................. $  5,879
Laundry operating expenses...........................................    4,229
General and administrative expenses..................................      450
Depreciation and amortization of property and equipment..............      739
Amortization of intangibles and other assets.........................      241
                                                                      --------
Operating income.....................................................      220
Interest expense.....................................................      395
                                                                      --------
Net loss.............................................................     (175)
Accumulated deficit at beginning of period...........................  (53,286)
                                                                      --------
Accumulated deficit at end of period................................. $(53,461)
                                                                      ========



  The accompanying notes are an integral part of these consolidated financial statements.

                    CIC I ACQUISITION CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      FOR THE MONTH ENDED JANUARY 31, 1995
                             (DOLLARS IN THOUSANDS)

Cash flows from operating activities:
  Net loss............................................................. $ (175)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization......................................    980
    Minority interest in loss of consolidated subsidiary...............     (2)
    Changes in assets and liabilities:
      Decrease in receivables..........................................    937
      Change in prepaid commissions, net of commission payable.........   (302)
      (Increase) in inventories........................................   (199)
      Decrease in other assets.........................................      2
      (Decrease) in accounts payable and accrued expenses..............    (44)
                                                                        ------
      Net cash provided by operating activities........................  1,197
                                                                        ------
Cash flows from investing activities:
  Purchase of laundry equipment........................................   (361)
  Purchase of other fixed assets.......................................   (215)
  Additions to intangibles.............................................    (35)
                                                                        ------
    Net cash used in investing activities..............................   (611)
                                                                        ------
Cash flows from financing activities:
  Net repayments under revolving credit facility.......................   (332)
  Payment of other debt................................................    (52)
  Principal payments of capital lease obligations......................    (27)
                                                                        ------
    Net cash used in financing activities..............................   (411)
                                                                        ------
    Net increase in cash...............................................    175
Cash at beginning of period............................................    987
                                                                        ------
Cash at end of period.................................................. $1,162
                                                                        ======


  The accompanying notes are an integral part of these consolidated financial statements.

                   CIC I ACQUISITION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JANUARY 31, 1995
                            (DOLLARS IN THOUSANDS)

(1)ORGANIZATION AND BASIS OF PRESENTATION


  See note 13 for subsequent event.

  CIC I Acquisition Corp. ("CIC" or "Company") is a holding company that owns Coinmach Industries Co. ("Coinmach") and Super Laundry Equipment Co. L.P. ("Super Laundry"). CIC was formed in 1989 expressly for the purpose of acquiring an 85% general partnership interest in Coinmach and all of the common stock of Super Laundry Equipment Corp., a predecessor company to Super Laundry.

  Coinmach is principally engaged in providing laundry equipment and related services to multi-family housing complexes in the New York metropolitan area. Super Laundry is principally a supplier of coin-operated laundromat equipment, and turnkey laundromat retail stores in the New York metropolitan area.

  On January 31, 1995, the Company sold its partnership interests in Coinmach and Super Laundry to a new corporation, The Coinmach Corporation (see note
  13). The accompanying consolidated financial statements reflect the financial position, results of operations, and cash flows of the Company immediately prior to the sale.

  On December 15, 1993, CIC, on a stand alone basis, completed a "pre-packaged" voluntary capital restructuring (the "Plan") which was approved by 100% of the Company's shareholders and creditors. Neither Coinmach nor Super Laundry were parties to this agreement. The Plan provided for the Company's existing senior subordinated notes, junior subordinated promissory notes, preferred stock and common stock to be exchanged for 87,000 shares of common stock valued at $24,163. The Plan, which was confirmed and court approved on January 21, 1994, and became effective February 4, 1994, was reflected in the 1994 financial statements, and was recorded in accordance with the guidelines provided by the Statement of Financial Accounting Standards Board (FASB 15 "Accounting for Troubled Debt Restructuring"). Pursuant to the Plan, the Company also amended its existing revolving and term loan agreement (see note 6(a)). As a result of the above, the Company recognized an extraordinary gain, net of legal fees and other direct costs, of $20,420 on the early extinguishment of the debt in 1994. The Company also incurred $1,341 in non-cash expenses related to the estimated fair value of the equity conversion feature of debt issued pursuant to the Plan (see note 6). In addition, the minority partners in Coinmach extinguished their ownership positions and the Company effectively owned 100% of Coinmach (see note 7).

(2)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


  (a)PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of CIC, Coinmach and Super Laundry. All significant intercompany balances and transactions have been eliminated in consolidation.

  (b)INVENTORIES

  Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Inventories include laundry equipment, spare parts and construction costs.

  (c)REVENUE RECOGNITION

  Super Laundry's customers generally sign sales contracts whereby Super Laundry will construct and equip a complete laundromat operation, including location identification, construction, plumbing, electrical wiring

                   CIC I ACQUISITION CORP. AND SUBSIDIARIES

                               JANUARY 31, 1995
                            (DOLLARS IN THOUSANDS)

  and all required permits. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months.

  Sales of laundromats were $451 for the one month ended January 31, 1995.

  (d)PROPERTY AND EQUIPMENT

  Laundry equipment, consisting primarily of commercial washers and dryers, and other fixed assets, are stated at cost. The cost of remanufacturing equipment is included in the cost of laundry equipment. The cost of laundry room improvements is included in leasehold improvements. The Company capitalized remanufacturing and laundry room improvement costs of approximately $273 for the month ended January 31, 1995.

  Depreciation of laundry equipment and fixed assets is calculated using the straight-line method over their estimated useful lives, generally five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. The Company's policy is to write-off fully depreciated assets and the accumulated depreciation and amortization. Depreciation and amortization expense was approximately $739 for the month ended January 31, 1995.

  The Company reviews the undiscounted cash flows of its laundry locations in assessing whether its property and equipment (primarily laundry equipment and laundry room improvements) may be impaired. The Company does not believe that the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of" will have a material impact on the Company's financial position or results of operations.

  (e)PREPAID COMMISSIONS

  The Company capitalizes contractually required advanced commissions and certain incentive payments paid in connection with the acquisition of its contractual rights to laundry room locations. Such amounts are amortized on a straight-line basis over the life of the related lease or the related contractual agreement. Amortization expense on prepaid commission amounted to approximately $12 for the month ended January 31, 1995.

  (f)CONTRACT RIGHTS

  Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts are amortized on a straight-line basis over the remaining life of the corresponding contract. Such amounts were fully amortized as of January 31, 1995.

  (g)INTANGIBLES

  Intangibles, consisting principally of covenants not to compete, computer software and deferred financing costs are amortized over their estimated useful lives. Amortization expense on intangibles amounted to approximately $191 for the month ended January 31, 1995.

  (h)GOODWILL

  Goodwill is being amortized, using the straight-line method, over 40 years. Amortization expense on goodwill amounted to $38 for the month ended January 31, 1995.

                   CIC I ACQUISITION CORP. AND SUBSIDIARIES

                               JANUARY 31, 1995
                            (DOLLARS IN THOUSANDS)


  (i)INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(3)RECEIVABLES

                                                                          1995
                                                                         ------
      Accounts receivable............................................... $1,033
      Notes receivable..................................................  2,153
      Finance reserves..................................................    522
                                                                         ------
                                                                          3,708
      Allowances for doubtful accounts..................................   (447)
                                                                         ------
                                                                         $3,261
                                                                         ======

  At January 31, 1995, notes receivable bear interest at a weighted average interest rate of approximately 10% and mature through 1998. The notes are collateralized by the underlying equipment. The Company periodically sells notes receivable arising from the sale of laundromats to third party finance companies. Finance reserves arise when the Company sells notes and a portion of the proceeds are retained by the finance company. As the notes are collected, the finance companies remit a portion of the collections to the Company. Many of the notes receivable are sold with recourse to the Company (see note 8). Control of the notes sold with recourse is surrendered by the Company on the date of transfer. The Company generally sells its receivables with recourse at cost, recognizing no gain or loss.

(4)TRANSACTIONS WITH AFFILIATES

  The Company sold certain trade notes receivable to Cointrol Credit Co., L.P. ("Credit"), a company created in 1991 and owned by certain officers and directors of the Company and outside investors.

  All such notes are sold to yield a fair market rate of return as determined by rates available from unrelated finance companies for similar notes. The aggregate outstanding balance of all notes sold to Credit as of January 31, 1995 was $590. These notes are with recourse to the Company and mature through 1998. In April 1995, the Company entered into an agreement with Credit to repurchase the remaining receivables outstanding.

                   CIC I ACQUISITION CORP. AND SUBSIDIARIES

                               JANUARY 31, 1995
                            (DOLLARS IN THOUSANDS)


(5)INTANGIBLES

                                                                     ESTIMATED
                                                             1995   USEFUL LIVES
                                                            ------- ------------
      Covenants not to compete............................. $ 4,281   5 years
      Computer software....................................   4,050   5 years
      Deferred financing costs.............................   1,552 Life of debt
      Other................................................     972   5 years
                                                            -------
                                                             10,855
      Accumulated amortization.............................   8,802
                                                            -------
                                                            $ 2,053
                                                            =======

(6)LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                         1995
                                                                        -------
     Revolving line of credit, due February 28, 1995 interest at prime plus 1.75%(a).................................................... $25,516
     Term loan, due February 28, 1995(a)...............................  15,000
     Management loans, due February, 2004, interest at prime plus
      1.75%, convertible into 7,000 shares of common stock after
      February, 1999(b)................................................     350
     Other(c)..........................................................     934
                                                                        -------
                                                                        $41,800
                                                                        =======

  On January 31, 1995, the Company sold its partnership interests in Coinmach and Super Laundry to a new corporation, The Coinmach Corporation.

  In connection with this sale, the Company paid off all amounts owed under its revolver and term loan debt (see note 13). The accompanying financial statements do not reflect the sale or the related repayment of debt.

  On December 15, 1993, the Company finalized negotiations with the holders of the revolving line of credit, term loan, senior subordinated note holders, and the junior subordinated promissory note holders. Pursuant to the Plan, the holders of senior subordinated notes in the amount of $30,000 and junior subordinated promissory notes in the amount of $1,979 exchanged their notes, including accrued interest of approximately $16,150 through December 15, 1993, for 87,000 shares of the restructured company's common stock.

  (a) On March 16, 1990, the Company entered into a bank agreement that provided for a term loan of $15,000 originally payable in eight quarterly installments of $1,875 commencing April 1, 1994, and a revolving line of credit of up to $35,000 for a term of five years. On February 4, 1994, the maximum revolver facility was reduced to $29,413. In addition, commencing March 1, 1994 and continuing on the first day of each month thereafter, the revolving credit facility will be reduced by $175 per month through June 1994, and then $212 per month, until the termination of the facility, including the term loan, on February 28, 1995.

                   CIC I ACQUISITION CORP. AND SUBSIDIARIES

                               JANUARY 31, 1995
                            (DOLLARS IN THOUSANDS)


    The interest rate for bank borrowings is the prime rate plus 1.75%. As of January 31, 1995, the interest rate on these loans was 10.25%. In addition, the agreement provides for the payment of a facility fee of .125% per annum on average daily outstanding balances and an unused line fee of .50% per annum on the average daily balance of the revolving loans. The agreement contains certain restrictive covenants and requires the Company, among other things, to maintain certain financial ratios and to restrict investments, additional indebtedness and payment of dividends. The loan is secured by all of the assets of the Company. See note 13 for a description of the subsequent event.

  (b) Pursuant to the Plan, senior management loaned the Company $350 due February 4, 2004. Interest is payable monthly, at the rate of 1.75% over prime. As of January 31, 1995, the interest rate on these loans was 10.25%. The loans are convertible, upon the earlier of five years or upon certain circumstances, into 7% of the Company's fully diluted common stock. These loans, which are subordinated to the revolving line of credit and the term loan, were funded February 4, 1994 (see note 7). The loans were repaid in connection with the subsequent event described in note 13.

  (c) Other debt includes payments due under non-compete agreements.

    Maturities of long-term debt at January 31, 1995 are contractually payable as follows:

         YEARS ENDING JANUARY 31,
         ------------------------
           1996.........................................  $40,945
           1997.........................................      376
           1998.........................................      129
           2005.........................................      350
                                                          -------
                                                          $41,800
                                                          =======

(7)RESTRUCTURING

  On January 31, 1995, the Company sold its partnership interests in Coinmach and Super Laundry to a new corporation, The Coinmach Corporation (see note
  13).

  On December 15, 1993, CIC, on a stand alone basis, completed a "pre-packaged" voluntary capital restructuring which was approved by 100% of the Company's shareholders and creditors (see note 1). Neither Coinmach nor Super Laundry were parties to this agreement. The Plan provided for the Company's existing senior subordinated notes, junior subordinated promissory notes, preferred stock and common stock to be exchanged for 87,000 shares of common stock valued at $24,163. The carrying value of the senior subordinated notes, junior subordinated notes and related accrued interest was $30,000, $1,500, and $16,149, respectively. The preferred stock and common stock had a net carrying value of $2,609, consisting of preferred stock of $14,364, and common stock of $1, offset by the carrying value of the consideration to continuing predecessor interests in excess of book value of $11,756. The Plan, which was confirmed and court approved on January 21, 1994 and became effective February 4, 1994, was reflected in the 1994 financial statements. In addition, pursuant to the Plan, the Company amended its existing revolving and term loan agreement. As a result of the above, the Company recognized an extraordinary gain of $20,420, net of legal fees and other direct costs of $3,067, on the early extinguishment of the debt. In addition, $14,364, representing the carrying value of the preferred stock, is included in common stockholders' deficiency. Pursuant to the Plan, the equity position of the shareholder to which the continuing predecessor

                   CIC I ACQUISITION CORP. AND SUBSIDIARIES

                               JANUARY 31, 1995
                            (DOLLARS IN THOUSANDS)

  interests was attributed surrendered such position. Consequently, the carrying value of the continuing predecessor interests was charged to the accumulated deficit account. The restructuring has been treated as a tax free exchange of debt for equity in accordance with the provisions of the Internal Revenue Service Code.

  The Plan required two members of senior management to loan the Company $350. These loans have an interest rate of prime plus 1.75% and are due in 2004. The loans were funded February 4, 1994, and are reflected in the accompanying financial statements as long-term debt (see note 6).

  Also pursuant to the Plan the Company entered into non-compete agreements with two former shareholders totaling approximately $954.

(8)COMMITMENTS AND CONTINGENCIES

  Coinmach is obligated under long-term leases relating to revenue equipment locations. The terms of these leases principally range from three to six years, most of which provide for fixed monthly commission payments and contain renewal options. The majority of these leases contain provisions permitting the cancellation and/or adjustment of the commission by Coinmach if minimum revenue levels are not achieved. In addition, Coinmach rents office and warehouse space from SSB Corporation ("SSB"). SSB is owned by certain individuals who were also owners of the Company, prior to the Plan. The lease, expiring on May 1, 1995, provides for annual rentals of $368 and for the payment by Coinmach of all operating expenses.

  Super Laundry leases its facilities from a related party under an operating lease that expires on December 31, 1996 and provides for a minimum annual rental of $60 in 1995 increasing to $63 in 1996. Under the terms of the lease, Super Laundry is required to pay operating costs. Rental expense for this lease amounted to $5 for the month ended January 31, 1995. In addition, Super Laundry also leases a warehouse from a related party on a month-to-month basis. Rental expense for this lease amounted to $3 for the month ended January 31, 1995. Effective January 1, 1993, Super Laundry entered into a five year lease for a sales office. This lease expires December 31, 1997 and provides for a minimum annual rental of $23 in 1993, increasing by 4% each successive year through 1997. The lease also calls for Super Laundry to pay operating costs. Rental expense including operating costs for this lease amounted to $9 for the month ended January 31, 1995.

  Future minimum lease payments under noncancellable operating leases (excluding commissions for laundry equipment locations) as of January 31, 1995 are as follows:

         YEARS ENDING JANUARY 31,
         ------------------------
            1996........................................... $314
            1997...........................................  108
            1998...........................................   27
                                                            ----
         Total future minimum lease payments............... $449
                                                            ====

  Rent expense, excluding commission payments for laundry equipment locations, amounted to approximately $54 for the month ended January 31, 1995.

                   CIC I ACQUISITION CORP. AND SUBSIDIARIES

                               JANUARY 31, 1995
                            (DOLLARS IN THOUSANDS)


  Super Laundry is contingently liable on receivables sold, with recourse, to finance companies. The total amount outstanding is approximately $7,822 as of January 31, 1995.

  Under agreements between Super Laundry and certain finance companies, a portion of the notes receivable sales price is retained by the finance company until the receivable is collected. Amounts retained under the agreements amounted to $522 as of January 31, 1995, and are shown in the accompanying consolidated balance sheets as receivables.

  Coinmach has entered into leasing arrangements for automobiles and trucks and office equipment which are accounted for as capital leases. At January 31, 1995, the gross amounts of such assets amounted to $1,646 and accumulated amortization amounted to $901. Future minimum lease payments as of January 31, 1995 are as follows:

         YEARS ENDING JANUARY 31,
         ------------------------
            1996........................................... $356
            1997...........................................  144
            1998...........................................   49
                                                            ----
         Minimum lease payments............................  549
         Less amount representing interest.................   88
                                                            ----
         Present value of net minimum lease payments....... $461
                                                            ====

  The Company is party to certain lawsuits and claims relating to its operations. It is the opinion of management, based on the advice of outside counsel, that such lawsuits and claims will be resolved without material effect to the Company's consolidated financial statements.

(9)INCOME TAXES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at January 31, 1995 are presented below:

     Deferred tax assets:
       Net operating loss carryforwards.............................. $ 21,278
       Fixed and intangible assets, principally due to differences
        between tax and financial reporting bases....................    3,117
       Allowance for doubtful accounts...............................      178
                                                                      --------
         Gross deferred tax assets...................................   24,573
       Less valuation allowance......................................  (24,573)
                                                                      --------
         Net deferred tax asset...................................... $    -0-
                                                                      ========

  CIC files a consolidated Federal income tax return with Super Laundry and includes its equity in the earnings or loss of Coinmach. At January 31, 1995, net operating loss carryforwards of approximately $53,200 are available to offset future taxable income and expire commencing 2004 through 2009.

                   CIC I ACQUISITION CORP. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                               JANUARY 31, 1995
                            (DOLLARS IN THOUSANDS)


(10)STOCK OPTION PLAN

  Pursuant to the Plan, the Company adopted two stock option plans, which provided for the grant and exercise of options to purchase up to 6,000 shares of the Company's common stock upon attainment of certain annual earnings performance goals through 1997. One of the plans was for the employees of the Company, and provided for the grant and exercise of 5,000 shares. On February 4, 1994, options representing 1,000 of the shares under this plan were granted to certain employees and were immediately vested but were not to be exercisable unless 1994 earnings performance goals were attained. The employee plan also provided for the grant of options to purchase an additional 1,000 shares in 1994 and each year through December 31, 1997. The second stock option plan provided for the grant of options to purchase 1,000 shares to a financial advisor upon attainment of annual earnings performance goals through 1995. Under both plans, the options were to expire ten years from the dates of grant and were exercisable at $50 per share. No options have been exercised and in connection with the subsequent event described in note 13, the stock option plans were terminated and all outstanding options were cancelled.

(11)PROFIT SHARING PLAN

  Effective April 1, 1994, The Company established a profit sharing and retirement plan (the "Coinmach Profit Sharing Plan") for substantially all of its employees. Pursuant to the Coinmach Profit Sharing Plan, eligible employees may defer up to 15% of their salaries up to a maximum level imposed by applicable federal law. Coinmach makes matching contributions in increasing amounts, based upon the number or years of service performed by eligible participants, up to a maximum of 6% of an eligible employee's salary. Matching contribution percentages range from 5% for one to two years of service up to 25% for five or more years of service and vest over a six year period. Company contributions to the plan for the month ended January 31, 1995 amounted to $6.

(12)SUPPLEMENTAL CASH FLOW INFORMATION

  The Company paid approximately $395 for interest for the month ended January 31, 1995.

(13)SUBSEQUENT EVENT

  On January 31, 1995, the Company sold its partnership interests in Coinmach and Super Laundry to a new corporation, The Coinmach Corporation ("Corp."). In connection with this sale, the Company, Coinmach and Super Laundry paid off all amounts owed under their existing revolver and term loan debt (see note 6). Corp. is owned by an investor group (83%) and the management of Coinmach and Super Laundry (17%). Corp. financed the transaction with approximately $11,600 of new equity, and debt financing of up to $50,000. Under the terms of the financing, no principal payments on the debt are due until April 1996.

                        LETTERHEAD OF KPMG PEAT MARWICK

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Coinmach Corporation:

We have audited the accompanying consolidated balance sheet of The Coinmach Corporation and subsidiaries (the Company) as of March 31, 1995, and the related consolidated statements of operations and accumulated deficit and cash flows for the two-month period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Coinmach Corporation and subsidiaries as of March 31, 1995, and the results of their operations and their cash flows for the two-month period then ended, in conformity with generally accepted accounting principles.

                                          /s/ KPMG Peat Marwick LLP

New York, New York
July 7, 1995

                   THE COINMACH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)

ASSETS

Cash.................................................................. $   922
Receivables...........................................................   3,163
Inventories...........................................................   2,584
Prepaid commissions...................................................   3,222
Property and equipment:
  Laundry equipment...................................................  20,039
  Leasehold improvements..............................................   3,418
  Office equipment....................................................     578
  Automobiles and trucks..............................................   1,154
                                                                       -------
                                                                        25,189
  Less accumulated depreciation.......................................     859
                                                                       -------
    Net property and equipment........................................  24,330
Contract rights, net of accumulated amortization of $813..............  19,327
Other intangibles, net of accumulated amortization of $364............   6,692
Other assets..........................................................     795
                                                                       -------
                                                                       $61,035
                                                                       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable...................................................... $ 2,198
Accrued expenses......................................................   3,230
Commissions payable...................................................   2,994
Long-term debt........................................................  42,351
Other long-term liabilities...........................................     407
Minority interest.....................................................     126
Stockholders' equity:
  Class A Common, par value $.01; 77,350 shares authorized, issued and
   outstanding........................................................       1
  Class B Common, par value $.01; 15,500 shares authorized; 14,500
   shares issued and outstanding......................................     --
  Class C Common, par value $.01; 7,650 shares authorized, issued and
   outstanding........................................................     --
  Class D Common, par value $.01; 7,650 shares authorized; no shares
   issued or outstanding..............................................     --
  Preferred stock, par value $.01; 10,000 shares authorized; no shares
   issued or outstanding..............................................     --
  Additional paid-in capital..........................................  11,221
  Accumulated deficit.................................................  (1,155)
                                                                       -------
                                                                        10,067
  Notes receivable from management....................................    (338)
                                                                       -------
    Total stockholders' equity........................................   9,729
                                                                       -------
                                                                       $61,035
                                                                       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE COINMACH CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                    FOR THE TWO MONTHS ENDED MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)

Revenues.............................................................. $11,515
Laundry operating expenses............................................   8,951
General and administrative expenses...................................     799
Depreciation and amortization of property and equipment...............     859
Amortization of intangibles and prepaid commissions...................   1,285
                                                                       -------
Operating loss........................................................    (379)
Interest expense......................................................     774
                                                                       -------
Loss before income taxes..............................................  (1,153)
Income taxes..........................................................       2
                                                                       -------
Net loss..............................................................  (1,155)
Accumulated deficit, beginning of period..............................     --
                                                                       -------
Accumulated deficit, end of period.................................... $(1,555)
                                                                       =======


  The accompanying notes are an integral part of these consolidated financial statements.

                   THE COINMACH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    FOR THE TWO MONTHS ENDED MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)

Cash flows from operating activities:
  Net loss............................................................ $(1,155)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization.....................................   2,144
    Minority interest in loss of consolidated subsidiary..............      (7)
    Provision for bad debts...........................................       3
    Changes in assets and liabilities:
      Decrease in receivables.........................................      94
      Decrease in prepaid commissions net of decrease in commissions
       payable........................................................    (438)
      (Increase) in inventories.......................................    (231)
      Decrease in other assets........................................     209
      (Decrease) in accounts payable and accrued liabilities..........    (546)
                                                                       -------
        Net cash provided by operating activities.....................      73
                                                                       -------
Cash flows from investing activities:
  Purchase of laundry equipment.......................................    (918)
  Purchase of fixed assets............................................     (72)
                                                                       -------
        Net cash used in investing activities.........................    (990)
                                                                       -------
Cash flows from financing activities:
  Repayments under revolving credit facility..........................    (191)
  Payment of other debt...............................................     (82)
  Principal payments of capital lease obligations.....................     (54)
                                                                       -------
        Net cash used in financing activities.........................    (327)
                                                                       -------
        Net decrease in cash..........................................  (1,244)
Cash at beginning of period...........................................   2,166
                                                                       -------
Cash at end of period................................................. $   922
                                                                       =======


  The accompanying notes are an integral part of these consolidated financial statements.

                   THE COINMACH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1995
                            (DOLLARS IN THOUSANDS)

(1)ORGANIZATION AND ACQUISITION


  The Coinmach Corporation ("Corp."; together with its subsidiaries, the "Company") was incorporated in January 1995. The Company was capitalized primarily through an equity investment by an investor group led by the majority shareholder (the "Majority Shareholder") and senior management and bank financing (see note 3 and note 6).

  Corp. is a holding company which was formed to acquire partnership interests in Coinmach Industries Co. ("Coinmach") and Super Laundry Equipment Co. L.P. ("Super Laundry"). Coinmach is principally engaged in providing laundry equipment and related services to multi-family housing complexes in the New York metropolitan area. Super Laundry is principally a supplier of coin-operated laundromat equipment and turnkey laundromat retail stores in the New York metropolitan area.

  On January 31, 1995, the Company acquired its partnership interests in Coinmach and Super Laundry from CIC I Acquisition Corp. ("CIC I"). The transaction resulted in the Company owning 100% interests in both Coinmach and Super Laundry. The aggregate purchase price for these interests was $8,570, paid in cash.

  The acquisition was accounted for using the purchase method of accounting. The fair value of assets acquired (based on an independent appraisal for certain assets) less liabilities assumed exceeded the purchase price by approximately $7,700. The excess was allocated to property, equipment and intangible assets ratably based on their respective fair values as prescribed by Accounting Principles Board Opinion No. 16, "Business Combinations." The acquisition was funded by a net equity investment (see
  Note 3) of approximately $10,884 and the assumption of liabilities aggregating approximately $52,627. The total purchase price of $63,511 was allocated to assets acquired, based on fair market value, as follows:

      Cash............................................................. $ 2,166
      Receivables......................................................   3,260
      Inventories......................................................   2,353
      Prepaids and other assets........................................   4,337
      Property and equipment...........................................  24,199
      Contract rights..................................................  20,140
      Covenants not to compete.........................................     915
      Computer software................................................   3,271
      Deferred financing costs.........................................   2,870
                                                                        -------
                                                                        $63,511
                                                                        =======

  The Company was capitalized, acquired its interests in Coinmach and Super Laundry, and entered into the financing agreement described in note 6 on January 31, 1995. The Company's fiscal year-end is March 31.

(2)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


  (a)PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                   THE COINMACH CORPORATION AND SUBSIDIARIES

                                MARCH 31, 1995
                            (DOLLARS IN THOUSANDS)


  (b)INVENTORIES

  Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Inventories include laundry equipment, spare parts and construction costs.

  (c)REVENUE RECOGNITION

  Super Laundry's customers generally sign sales contracts whereby Super Laundry will construct and equip a complete laundromat operation, including location identification, construction, plumbing, electrical wiring and all required permits. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months.

  Sales of laundromats were $1,574 for the two months ended March 31, 1995.

  (d)PROPERTY AND EQUIPMENT

  Laundry equipment, consisting primarily of commercial washers and dryers, and fixed assets acquired in the purchase, are stated as described in Note 1, with subsequent additions recorded at cost. The cost of remanufacturing equipment is included in the costs of laundry equipment. The cost of laundry room improvements relating to new locations is included in leasehold improvements. The Company capitalized remanufacturing and laundry room improvement costs of approximately $259 for the two months ended March 31, 1995.

  Depreciation of laundry equipment and fixed assets is calculated using the straight-line method over their estimated useful lives, generally five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. The Company's policy is to write-off fully depreciated assets and the related accumulated depreciation and amortization. Depreciation and amortization expense was approximately $859 for the two months ended March 31, 1995.

  The Company reviews the undiscounted cash flows of its laundry locations in assessing whether its property and equipment (primarily laundry equipment and laundry room improvements) may be impaired. The Company does not believe that the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of" will have a material impact on the Company's financial position or results of operations.

  (e)PREPAID COMMISSIONS

  The Company capitalizes contractually required advance commissions and certain incentive payments paid in connection with the acquisition of its contractual rights to laundry room locations. Such amounts are amortized on a straight-line basis over the life of the related lease or the related contractual agreement. Amortization expense on prepaid commissions amounted to approximately $108 for the two months ended March 31, 1995.

  (f)CONTRACT RIGHTS

  Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. The carrying amount of contract rights acquired in connection with the purchase transaction is based on the accounting described in note 1, and are amortized over periods ranging from 3

                   THE COINMACH CORPORATION AND SUBSIDIARIES

                                MARCH 31, 1995
                            (DOLLARS IN THOUSANDS)

  to 15 years. Contract rights relating to written contracts are amortized on a straight-line basis over the remaining life of the corresponding contract, and verbal contracts are amortized over an estimated useful life based on a turnover analysis performed by an independent appraisal company. Amortization expense on contract rights was $813 for the two months ended March 31, 1995.

  (g)INTANGIBLES

  Intangibles, consisting principally of covenants not to compete, computer software and deferred financing costs are amortized over their estimated useful lives. Amortization expense on intangibles amounted to $364 for the two months ended March 31, 1995.

  (h)INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(3)CAPITAL STOCK


  In connection with the initial capitalization of the Company, 77,350 shares of Class A, 14,500 shares of Class B and 7,650 shares of Class C Common Stock were issued in exchange for gross proceeds of approximately $11,200, $422 and $0, respectively. Such amounts aggregated approximately $11,222, net of a transaction fee of $400 paid to the Majority Shareholder.

  The Class A Common Stock is guaranteed a yield before any other class of common stock receives dividends. In addition, the Class A Common Stock has full liquidation preference, including its guaranteed yield, over all other classes of common stock. The liquidation preference for Class A Common Stock as of March 31, 1995, including the guaranteed yield, was approximately $11,350. Class A and Class B Common Stock have equal voting rights.

  The Class B Common Stock was purchased by certain members of management of the Company. Certain members of management also purchased Class A shares. A portion of the purchase price of Class B Common Stock was financed through the Company in the form of promissory notes. The notes, which bear interest at 8% and are payable in four equal annual installments commencing January 31, 1996, are presented as a reduction of stockholders' equity in the accompanying consolidated balance sheet. The underlying stock purchased was pledged as collateral against these notes. The liquidation preference for Class B Common Stock, which is subordinated to Class A Common Stock, as of March 31, 1995 was approximately $422.

  The Class C Common Stock, which was purchased by the lenders described in note 6 for a nominal amount and whose value was deemed to not be material at the date of purchase, is subordinated in liquidation to both Class A and Class B Common Stock. Class C Common Stock has no voting rights and is convertible

                   THE COINMACH CORPORATION AND SUBSIDIARIES

                                MARCH 31, 1995
                            (DOLLARS IN THOUSANDS)

  into Class D Common Stock (which has voting rights) upon the occurrence of certain conversion events including public offerings of the Company's stock or changes in control. No such events have occurred.

  All of the agreements pursuant to which common stock was purchased contain restrictions on the transfer of Company stock. In addition, pursuant to management agreements with the purchasers of the Class B Common stock, the Company may exercise certain call provisions based on agreed upon formulae.

  Pursuant to a stockholders agreement with the Company, certain stockholders are granted co-sale rights, whereby, if the Majority Shareholder proposes to transfer (other than pursuant to a public offering or sale of the Company), any shares of common stock that results in the Majority Shareholder owning directly or indirectly less than 60% of the then outstanding common stock of the Company, any stockholder of the Company is given the opportunity to sell a ratable portion of his or her shares of common stock contemporaneously with such sale by the Majority Shareholder.

  The Majority Shareholder and other stockholders of the Company are also entitled to certain registration rights pursuant to the terms of a registration rights agreement entered into between such stockholders and the Company.

  The Company incurred fees and expenses in connection with the purchase transaction and the related financing agreement aggregating $2,870. Such fees are being amortized over the five year term of the revolving line of credit agreement and are included in other intangibles in the accompanying consolidated balance sheets.

  The Company has entered into a management agreement with the Majority Shareholder which provides for a fee of $100 per year.

(4)RECEIVABLES


  Receivables consist of the following:

         Accounts receivable............................. $1,045
         Notes receivable................................  1,705
         Finance reserves................................    413
                                                          ------
                                                          $3,163
                                                          ======

  At March 31, 1995, notes receivable bear interest at a weighted average interest rate of approximately 10% and mature through 1998. The notes are collateralized by the underlying laundry equipment. The Company periodically sells notes receivable arising from the sale of laundromats to third party finance companies. Finance reserves arise when the Company sells notes and a portion of the proceeds are retained by the finance company. As the notes are collected, the finance companies remit a portion of the collections to the Company. Many of the notes receivable are sold with recourse to the Company (see note 7). Control of the notes sold with recourse is surrendered by the Company on the date of transfer. The Company generally sells its receivables with recourse at cost, recognizing no gain or loss.

                   THE COINMACH CORPORATION AND SUBSIDIARIES

                                MARCH 31, 1995
                            (DOLLARS IN THOUSANDS)


(5)INTANGIBLES


  Intangibles consist of the following:

                                                                   ESTIMATED
                                                                    USEFUL
                                                                     LIVES
                                                                   ---------
   Covenants not compete.............................. $  915  Lives of Contract
   Computer software..................................  3,271       3 years
   Deferred financing costs...........................  2,870       5 years
                                                       ------
                                                        7,056
   Accumulated Amortization...........................   (364)
                                                       ------
                                                       $6,692
                                                       ======

(6)LONG-TERM DEBT


  Long-term debt consists of the following:

   Revolving line of credit, due January 31, 2000 interest at prime plus 1.25% (10.25% at
    March 31, 1995)(a)................................................  $ 1,499
   Term loan A, quarterly payments of $250 commencing April 1, 1996, and increasing to $500 April 1, 1997, $1,250 April 1, 1998 and
    $1,500 April 1, 1999. Interest at prime plus 1.25% (10.25% at
    March 31, 1995)(a)................................................   14,000
   Term loan B, quarterly payments of $1,750 commencing April 1, 2000 and increasing to $2,000 April 1, 2001 with the final two payments of $1,750 on April 1, 2002 and
    July 1, 2002. Interest at prime plus 1.75% (10.75% at March 31,
    1995)(a)..........................................................   18,500
   Term loan C, due July 1, 2002. Interest at 12.5%(a)................    7,500
   Other(b)...........................................................      852
                                                                        -------
                                                                        $42,351
                                                                        =======

  (a) In connection with the purchase transaction described in note 1, the Company entered into a financing agreement (the "Financing Agreement") with a group of lenders (the "Lenders"). The Financing Agreement provides for $40,000 in term loans and $10,000 in aggregate for revolving credit and acquisition loan facilities.

    The revolving line of credit agreement provides for up to $5,000 in borrowings, including letters of credit up to a maximum of $1,000. There is a one-half of one percent fee per annum on the unused portion of this facility and a two percent letter of credit fee.

    The Financing Agreement also provides for acquisition loans of up to $5,000. The acquisition loans must be used to finance acquisitions or capital expenditures attributed to growth. Any amounts outstanding under the acquisition line as of January 31, 2000 will be repaid in equal quarterly installments through July 1, 2002. Borrowings under the acquisition line bear interest at prime plus 1.75%. The Company has no acquisition loans outstanding as of March 31, 1995.

    The Financing Agreement requires the Company, among other things, to maintain certain financial ratios and restricts additional investments, indebtedness and the payment of dividends. The Company is in compliance with all covenants contained in the Financing Agreement. Loans outstanding under

                   THE COINMACH CORPORATION AND SUBSIDIARIES

                                MARCH 31, 1995
                            (DOLLARS IN THOUSANDS)

    this agreement are subject to prepayment upon the occurrence of certain events such as asset dispositions, public offerings and the generation of excess cash flow, as defined. The Company may be subject to prepayment penalty on any fixed rate borrowings.

    Coinmach and Super Laundry are the borrowers under the Financing Agreement. The facility is guaranteed by Corp. Borrowing under the Financing Agreement are secured by all of the assets of the Company.

  (b) Other debt includes payments due under noncompete agreements.

    Maturities of long-term debt at March 31, 1995 are contractually payable as follows:

         YEARS ENDING MARCH 31,
         ----------------------
         1996........................................... $   417
         1997...........................................   1,380
         1998...........................................   2,055
         1999...........................................   5,000
         2000...........................................   7,499
         Thereafter.....................................  26,000
                                                         -------
                                                         $42,351
                                                         =======

(7)COMMITMENTS AND CONTINGENCIES


  Coinmach is obligated under long-term leases relating to revenue equipment locations. The terms of these leases principally range from three to six years, most of which provide for fixed monthly commission payments and contain renewal options. The majority of these leases contain provisions permitting cancellation of the lease and/or adjustment of the commission by Coinmach if minimum revenue levels are not achieved. In addition, Coinmach rents office and warehouse space. The lease, which expired on May 1, 1995, provided for annual rentals of $368 and for the payment by Coinmach of all operating expenses. The lease is currently on a month-to-month basis under the same terms.

  Super Laundry leases its facilities from a related party under an operating lease that expires on December 31, 1996 and provides for a minimum annual rental of $60 in 1995 increasing to $63 in 1996. Under the terms of the lease, Super Laundry is required to pay operating costs. Rental expense for this lease amounted to $17 for the two months ended March 31, 1995. In addition, Super Laundry also leases a warehouse from a related party on a month-to-month basis. Rental expense for this lease amounted to $6 for the two months ended March 31, 1995. Effective January 1, 1993, Super Laundry entered into a five year lease for a sales office. This lease expires December 31, 1997 and provides for a minimum annual rental of $23 in 1993, increasing by 4% each successive year through 1997. The lease also calls for Super Laundry to pay operating costs. Rental expense including operating costs for this lease amounted to $5 for the two months ended March 31, 1995.

  Future minimum lease payments under noncancellable operating leases (excluding commissions for laundry equipment locations) as of March 31, 1995 are as follows:

         YEARS ENDING MARCH 31,
         ----------------------
         1996.............................................. $558
         1997..............................................  167
         1998..............................................   37
                                                            ----
         Total future minimum lease payments............... $762
                                                            ====

                   THE COINMACH CORPORATION AND SUBSIDIARIES

                                MARCH 31, 1995
                            (DOLLARS IN THOUSANDS)


  Rent expense, excluding commission payments for laundry equipment locations, amounted to approximately $90 for the two months ended March 31, 1995.

  Super Laundry is contingently liable on receivables sold, with recourse, to finance companies. The total amount outstanding is approximately $7,442 as of March 31, 1995.

  Coinmach has entered into leasing arrangements for automobiles and trucks and office equipment which are accounted for as capital leases. Future minimum lease payments as of March 31, 1995 are as follows:

         YEARS ENDING MARCH 31,
         ----------------------
         1996.............................................. $307
         1997..............................................  123
         1998..............................................   32
                                                            ----
         Minimum lease payments............................  462
         Less amount representing interest.................   55
                                                            ----
         Present value of net minimum lease payments....... $407
                                                            ====

  The Company is party to certain lawsuits and claims relating to its operations. It is the opinion of management, based on the advice of outside counsel, that such lawsuits and claims will be resolved without material effect to the Company's consolidated financial statements.

(8)INCOME TAXES


  Income tax expense of $2 for the two months ended March 31, 1995 primarily represents state and local taxes.

  Corp. will file a consolidated Federal Income tax return with Super Laundry and include its equity in the earnings or loss of Coinmach. It is anticipated that no Federal taxes will be due for the period ended March 31, 1995.

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

                                                       MARCH 31,
                                                         1995
                                                       ---------
         Deferred tax assets:
          Difference between book and tax basis of
           long-lived assets..........................   $ 460
          Less valuation allowance....................    (460)
                                                         -----
             Net deferred tax assets..................   $ -0-
                                                         =====

(9)PROFIT SHARING PLAN


  Effective April 1, 1994, the Company established a profit sharing and retirement plan (the "Coinmach Profit Sharing Plan") for substantially all of its employees. Pursuant to the Coinmach Profit sharing Plan, eligible employees may defer up to 15% of their salaries up to a maximum level imposed by applicable

                   THE COINMACH CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)

  federal law. Coinmach makes matching contributions in increasing amounts, based upon the number of years of service performed by eligible participants, up to a maximum of 6% of an eligible employee's salary. Matching contribution percentages range from 5% for one to two years of service up to 25% for five or more years of service and vest over a six year period. Company contributions to the plan for the two months ended March 31, 1995 amounted to $16.

(10)SUPPLEMENTAL CASH FLOW INFORMATION


  The Company paid approximately $774 for interest for the two months ended March 31, 1995.