Form 10-Q
period 1997-12-26
COINMACH LAUNDRY CORP
filed 1998-02-09
CIK 1013021

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1997

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

YES  X  NO __.
    ---

AS OF THE CLOSE OF BUSINESS ON FEBRUARY 6, 1998, COINMACH LAUNDRY CORPORATION HAD OUTSTANDING 12,687,135 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "COMMON STOCK"), AND 480,648 SHARES OF NON-VOTING CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "NON-VOTING COMMON STOCK").

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                                     INDEX
                                     -----

PART I.


Financial Information                                                     Page No.
---------------------                                                     --------

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets-
     December 26, 1997 (Unaudited) and March 28, 1997                           3

     Condensed Consolidated Statements of Operations (Unaudited) -
     Three and Nine Months Ended December 26, 1997 and December 27, 1996        4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Nine Months Ended December 26, 1997 and December 27, 1996                  5

     Notes to Condensed Consolidated Financial Statements (Unaudited)        6-11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           12-17

PART II.

Other Information                                                           18-19
-----------------

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature Page                                                                 20
--------------

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

PART I.   FINANCIAL INFORMATION
          ---------------------

          ITEM 1.  FINANCIAL STATEMENTS
          -------  --------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                           (In thousands of dollars)

                                                     December 26, 1997   March 28, 1997/1/
                                                     ------------------  ------------------
                                                        (Unaudited)
ASSETS:

Cash and cash equivalents                                     $ 17,575            $ 14,729
Receivables, net                                                 8,003               6,894
Inventories                                                     13,220               7,959
Prepaid expenses                                                 4,439               3,170
Advance location payments                                       48,644              38,472
Property and equipment, less accumulated
   depreciation of $64,638 and 42,017                          133,181             112,116
Contract rights, less accumulated
   amortization of $34,035 and $19,815                         215,858             180,557
Goodwill, less accumulated amortization of
   $10,733 and $5,574                                          108,199              95,771
Other assets                                                    18,403              13,253
                                                              --------            --------
                                                              $567,522            $472,921
                                                              ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable                                              $ 11,552            $  8,941
Accrued rental payments                                         13,135              10,573
Accrued interest                                                 4,059               9,712
Other accrued expenses                                          11,434               8,996
Deferred income taxes                                           78,028              65,650
11 3/4% Senior Notes                                           296,655             196,655
Premium on 11 3/4% Senior Notes                                  9,669                  --
Credit facility indebtedness                                    75,000             130,000
9 7/8 promissory note                                               --              15,000
Other long-term debt                                             6,146               3,831

Stockholders' equity:
  Common stock and capital in excess of par value              103,110              53,265
  Notes receivable from management                                (439)               (439)
  Accumulated deficit                                          (40,827)            (29,263)
                                                              --------            --------
Total stockholders' equity                                      61,844              23,563
                                                              --------            --------

Total liabilities and stockholders' equity                    $567,522            $472,921
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

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          -----------------------------------------------
                                  (UNAUDITED)
                                  -----------
                (In thousands of dollars, except per share data)


                                            Three Months Ended            Nine Months Ended
                                       ----------------------------  ----------------------------
                                       December 26,   December 27,   December 26,   December 27,
                                           1997           1996           1997           1996
                                       -------------  -------------  -------------  -------------

REVENUES                                   $ 80,618       $ 48,759      $ 230,415       $143,205

COSTS AND EXPENSES:
Laundry operating expenses                   53,840         32,886        154,150         96,482
General and administrative expenses           1,600          1,147          4,517          3,270
Depreciation and amortization                17,957         10,389         52,537         30,581
Stock-based compensation charge                 400            460            945          1,920
                                           --------       --------      ---------       --------
                                             73,797         44,882        212,149        132,253
                                           --------       --------      ---------       --------

OPERATING INCOME                              6,821          3,877         18,266         10,952

INTEREST EXPENSE, NET                        11,301          6,004         32,430         18,146
                                           --------       --------      ---------       --------

LOSS BEFORE INCOME TAXES                     (4,480)        (2,127)       (14,164)        (7,194)
                                           --------       --------      ---------       --------

PROVISION (BENEFIT) FOR
 INCOME TAXES:
Currently payable                                80            100            230            250
Deferred                                       (775)          (800)        (2,830)        (2,550)
                                           --------       --------      ---------       --------
                                               (695)          (700)        (2,600)        (2,300)
                                           --------       --------      ---------       --------
NET LOSS                                    ($3,785)       ($1,427)      ($11,564)       ($4,894)
                                           ========       ========      =========       ========

NET LOSS PER SHARE                            ($.35)         ($.14)        ($1.09)         ($.56)
                                           ========       ========      =========       ========


   The accompanying notes are an integral part of these financial statements.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------
                           (In thousands of dollars)

                                                                        Nine Months Ended
                                                              --------------------------------------
                                                              December 26, 1997   December 27, 1996
                                                              ------------------  ------------------
OPERATING ACTIVITIES:
   Net loss                                                            ($11,564)            ($4,894)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation                                                        22,910              16,114
     Amortization of advance location payments                            7,566               4,767
     Amortization of intangibles                                         22,061               9,700
     Deferred income taxes                                               (2,830)             (2,550)
     Stock-based compensation charge                                        945               1,920
     Amortization of debt discount and debt issuance costs                  533                 465
     Amortization of premium on 11 3/4% Senior Notes                         (206)               --
 Increase or decrease in operating assets and liabilities,
     net of business acquired:
    (Increase) decrease in other assets                                  (1,348)                366
     Decrease (increase) in receivables, net                                718                (733)
     Increase in inventories and prepaid expenses                        (3,679)             (2,225)
     Increase in accounts payable                                           172               2,067
     Decrease in accrued interest                                        (5,653)             (4,643)
     Increase in accrued expenses, net                                     (916)               (770)
                                                                      ---------            --------
 Net cash provided by operating activities                               28,709              19,584
                                                                      ---------            --------

INVESTING ACTIVITIES:
   Additions to property and equipment                                  (28,734)            (19,618)
   Advance location payments to location owners                         (10,257)             (7,455)
   Additions to net assets related to acquisitions of
     businesses (net of promissory note of $2,500 in 1997)              (69,026)            (20,615)
                                                                      ---------            --------
   Net cash used for investing activities                              (108,017)            (47,688)
                                                                      ---------            --------

FINANCING ACTIVITIES:
   Debt transactions:
     Net repayments of bank and other borrowings                           (425)               (249)
     Deferred debt issuance costs                                        (5,355)               (365)
     Net repayment of credit facility                                   (55,000)                 --
     Proceeds from issuance of 11 3/4% Senior Notes                     109,875                  --
     Repayment of 9 7/8% promissory note                                (15,000)                 --
     Principal payments on capitalized lease obligations                   (841)               (378)
   Equity transactions:
     Proceeds from issuance of common stock                              48,900              52,047
     Redemption of preferred stock                                            --            (19,207)
     Dividend paid-preferred stock                                            --                (21)
                                                                      ---------            --------
     Net cash provided by financing activities                           82,154              31,827
                                                                      ---------            --------
     Net increase in cash and cash equivalents                            2,846               3,723

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           14,729              19,858
                                                                      ---------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  17,575            $ 23,581
                                                                      =========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Interest paid                                                      $  36,500            $ 22,760
                                                                      =========            ========

   The accompanying notes are an integral part of these financial statements.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS

     Coinmach Laundry Corporation ("Coinmach Laundry"), a Delaware corporation, through its wholly-owned subsidiaries (collectively, the "Company"), is the leading supplier of out-sourced coin-operated laundry equipment services for multi-family housing properties in the United States. The Company's business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. Giving effect to the Sharp Acquisition (as hereinafter defined) the Company owns and operates approximately 440,000 coin-operated washers and dryers in approximately 43,000 locations on routes throughout the United States and in 151 retail laundromats located throughout Texas. On January 15, 1998, Coinmach Corporation ("Coinmach"), a wholly-owned subsidiary of Coinmach Laundry, completed the acquisition of the route business of Apartment Laundries, Inc. ("ALI") and the distribution business of Sharp Distributing, Inc. ("SDI") for an aggregate purchase price of $16.2 million (the "Sharp Acquisition"). See Note 7, "Subsequent Events." The Sharp Acquisition does not affect the results of operations for the three and nine month periods ended December 26, 1997.

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

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Coinmach Laundry's Annual Report on Form 10-K for the year ended March 28, 1997. Certain 1996 balances have been reclassified to conform with the 1997 presentation.

3.  LOSS PER SHARE

     Loss per share for the three and nine month periods ended December 26, 1997 was calculated based upon the weighted average aggregate number of shares of Common Stock and Non-Voting Common Stock outstanding, of 10,872,450 and 10,614,101, respectively, during such periods. Loss per share for the three and nine month periods ended December 27, 1996 was calculated based upon the weighted average aggregate number of shares of Common Stock and Non-Voting Common Stock outstanding, which was 10,453,105 and 8,815,065, respectively, during such periods. The computation of weighted average number of shares was not adjusted for common stock equivalents since such adjustment would be anti-dilutive for the periods presented. At December 26, 1997 and December 27, 1996, there were 1,279,973 and 1,222,830 options, respectively, outstanding to purchase Common Stock.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"). This standard changes the method of calculating earnings per share and is effective for periods ending after December 15, 1997.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.  LONG-TERM DEBT

     On December 26, 1997, the outstanding long-term debt of Coinmach Laundry and Coinmach consisted of (a) approximately $296.7 million in the aggregate of Series B and Series C 11 3/4% Senior Notes due 2005 issued by Coinmach and (b) $75.0 million of term loans.

     On October 8, 1997, Coinmach completed a private placement (the "Bond Offering") of $100 million aggregate principal amount of its 11 3/4% Series C Senior Notes due 2005 (the "Series C Notes") on substantially identical terms as its outstanding Series B 11 3/4% Senior Notes due 2005 (the "Series B Notes" and, together with the Series C Notes, the "Senior Notes"). The gross proceeds from the Bond Offering were $109.875 million, of which $100.0 million represented the principal amount outstanding and $9.875 million represented the payment of a premium for the Series C Notes. Coinmach used approximately $105.4 million of the net proceeds from the Bond Offering to repay indebtedness outstanding under its senior financing arrangement. On December 23, 1997, Coinmach commenced an offer to exchange (the "Exchange Offer") up to $296.7 million of its 11 3/4% Series D Senior Notes due 2005 for any and all of its Series C Notes and its Series B Notes. The Exchange Offer expired on February 6, 1998, and as of such date the holders of 100% of the outstanding Series B Notes and Series C Notes tendered such notes in the Exchange Offer.

     The outstanding term loans were made pursuant to the senior financing arrangement obtained by the Company in December 1997, which, as amended and restated (the "Amended Credit Facility"), provides $235 million of secured financing consisting of: (i) a $35 million working capital revolving credit facility (undrawn at December 26, 1997) bearing interest at an annual rate of LIBOR plus 1.50%; (ii) a $125 million acquisition revolving credit facility (undrawn at December 26, 1997) bearing interest at an annual rate of LIBOR plus 1.50%; and (iii) a $75 million term loan facility (fully funded at December 26, 1997) bearing interest at an annual rate of LIBOR plus 2.00%. The working capital revolving credit facility and the acquisition revolving credit facility are expected to mature in six years, and the term loan facility is expected to mature in seven years.

     Indebtedness under the Amended Credit Facility is secured by all of the Company's real and personal property. Coinmach Laundry has guaranteed the indebtedness under the Amended Credit Facility and pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default, and customary restrictive covenants and agreements, the Amended Credit Facility and the indenture governing the Senior Notes contain certain covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio, and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indentures governing the Senior Notes and the Amended Credit Facility limit Coinmach's ability to pay dividends.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.  STOCKHOLDERS' EQUITY

 A.  1997 PUBLIC OFFERING

     On December 19, 1997, Coinmach Laundry completed an offering (the "1997 Stock Offering") of 4,600,000 shares of Common Stock at a price of $19.75 per share (including the issuance of 600,000 shares in connection with the exercise of an underwriters' over-allotment option granted in connection therewith). In connection with the 1997 Stock Offering, 2,665,000 shares were sold by Coinmach Laundry and 1,935,000 shares were sold by certain stockholders of the Company. The Company did not receive any proceeds from the sale of shares by selling stockholders.

     Proceeds generated from the 1997 Stock Offering were approximately $48.9 million, after underwriting discounts and commissions and before expenses. Part of the proceeds from the 1997 Stock Offering were invested in Coinmach Corporation.

 B.  INITIAL PUBLIC OFFERING

     On July 23, 1996, Coinmach Laundry completed its initial public offering (the "Common Stock Offering") of 4,120,000 shares of Common Stock at a price of $14.00 per share. Coinmach Laundry's registration statement for 4,000,000 shares of Common Stock was filed with the Securities and Exchange Commission (the "Commission") on May 13, 1996 and subsequently declared effective by the Commission on July 17, 1996. On July 18, 1996, Coinmach Laundry filed with the Commission an additional registration statement on Form S-1 with respect to the registration of an additional 120,000 shares of Common Stock, which registration statement was effective upon filing.

     In connection with the Common Stock Offering, the underwriters were granted a 30-day option to purchase up to an aggregate of 618,000 additional shares of Common Stock to cover over-allotments (the "Over-Allotment Option"), which Over-Allotment Option was exercised on August 16, 1996 with respect to the purchase of an additional 63,642 shares of Common Stock.

     Proceeds from the Common Stock Offering and from the exercise of the underwriters' over-allotment option were approximately $54.5 million, after underwriting discounts and commissions and before expenses. After giving effect to the redemption of the Preferred Stock (as described below), proceeds from the Common Stock Offering were approximately $35.3 million. Part of the proceeds from the Common Stock Offering were invested in Coinmach Corporation.

     Prior to the Common Stock Offering in July 1996, Coinmach Laundry issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management. Coinmach Laundry recorded a stock-based compensation charge in an amount of approximately $887,000 during the quarter ended September 27, 1996, attributable to the issuance of such stock. In addition, in July 1996 approximately $103,000 of receivables relating to loans to management in connection with prior purchases of Coinmach Laundry's common stock were forgiven and have been accounted for as a stock-based compensation charge during the quarter ended September 27, 1996.

 C.  RECLASSIFICATION AND STOCK SPLIT

     In connection with the Common Stock Offering, Coinmach Laundry approved a reclassification (the "Reclassification") of all of its capital stock, pursuant to which all seven classes of the previously issued and outstanding capital stock of Coinmach Laundry prior to the Common Stock Offering were converted into a class of preferred stock, a class of voting common stock and a class of non-voting common stock. As part of the

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.  STOCKHOLDERS' EQUITY (CONTINUED)

Reclassification, holders of Coinmach Laundry's Class A common stock, Class E common stock and Class F common stock immediately prior to the Common Stock Offering (collectively, the "Preference Shares") also received a distribution consisting of shares of Common Stock and shares of Series A preferred stock, par value $.01 per share (the "Preferred Stock") representing an amount equal to the sum of: (a) preferred dividends on such Preference Shares in an amount equal to the accrued yield (at a rate of 8% per annum, compounded quarterly) on the original investment in such Preference Shares through July 23, 1996; and (b) an amount equal to the original investment in such Preference Shares. Holders of Preference Shares who were members of the Company's management received an aggregate of 28,425 shares of Common Stock, and holders of the Preference Shares who were not members of the Company's management received an aggregate of 1,000 shares of Preferred Stock. In connection with the Reclassification, Coinmach Laundry also approved an approximate 23-to-1 stock split (the "Stock Split") payable to shareholders of record of Coinmach Laundry on July 12, 1996.

 D.  REDEMPTION OF PREFERRED STOCK

     Immediately following the Common Stock Offering, approximately $19.2 million of the proceeds of the Common Stock Offering were used by the Company to retire all of the issued and outstanding shares of Preferred Stock.

 E. STOCK OPTIONS

     Prior to the Common Stock Offering, the Company adopted the 1996 Employee Stock Option Plan (as amended and restated, the "Stock Option Plan") which provides that the Company may grant options for the purchase of up to 1,109,147 shares of Common Stock to key employees of the Company over a period of up to ten years. The Company may grant incentive stock options or options which do not qualify as incentive stock options at an exercise price per share not less than 100% of the fair market value of the Common Stock on the date of grant. All options granted under the Stock Option Plan vest over four years in five equal installments (20% vest immediately on the date of grant and the remainder vest over a four year period) and expire ten years from the date of grant.

     The Company has granted 246,250 options to various employees of the Company pursuant to the Stock Option Plan, through December 26, 1997.

     On July 23, 1996, in connection with the Common Stock Offering, Coinmach Laundry granted certain non-qualified options (the "Options") to certain members of management (collectively, the "Option Holders") to purchase up to 735,618 shares of Common Stock at 85% of the initial offering price of the Common Stock. On September 17, 1996, for the purpose of preserving the Option Holders' percentage interest of Common Stock represented by the Options (which percentage interest was decreased as a result of the exercise of the Over-Allotment Option), Coinmach Laundry granted to the Option Holders additional non-qualified stock options to purchase up to 3,819 shares of Common Stock (the "Additional Options"). The Options and Additional Options vest in equal annual installments (20% vest immediately on the date of grant and the remainder over a four year period) commencing on July 23, 1996, the effective date of the Common Stock Offering. With respect to Options and Additional Options granted to employees of the Company, the Company will record the difference between the exercise price and the initial offering price of Common Stock as a stock-based compensation charge over the applicable four year vesting period.

     On September 17, 1996, Coinmach Laundry granted to certain directors, each of whom was appointed by the Board of Directors of Coinmach Laundry on such date to serve as independent directors, options entitling each such director to purchase up to 60,000 shares of Common Stock (the "Independent Director Options"). The

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.  STOCKHOLDER'S EQUITY (CONTINUED)

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

     For the nine months ended December 26, 1997 and December 27, 1996, the Company recorded a stock-based compensation charge of approximately $944,000 and $1,920,000, respectively, relating to the Options, the Additional Options, the Independent Director Options and the 1997 Options.

6.  ACQUISITIONS

     On January 8, 1997, Coinmach acquired (the "Kwik Wash Acquisition") 100% of the outstanding voting securities of the partners of Kwik Wash Laundries, L.P. ("Kwik Wash") for $125 million in cash and a $15.0 million 9 7/8% promissory note by Coinmach Laundry. The Kwik Wash Acquisition enabled the Company to provide coin-operated laundry equipment services to multi-family housing properties in Texas, Louisiana, Arkansas and Oklahoma and to operate 150 retail laundromats throughout Texas.

     On April 23, 1997, Coinmach completed the acquisition and merger (the "Reliable Acquisition") of Reliable Holding Corp. ("Reliable") and its subsidiaries, Reliable Laundry Service Inc., Girard-Hopkins Acquisition Corp., Maquilados Automaticas S.A. de C.V. and Automatica S.A. de C.V., with and into Coinmach for $44 million in cash which was financed through borrowings under the Amended Credit Facility (as defined). The Reliable Acquisition provided the Company with a strong foothold in the California market and an entry into the northern Mexican market.

     On July 17, 1997, Coinmach acquired (i) 100% of the outstanding voting securities of National Coin Laundry Holding, Inc., an Ohio Corporation ("NCLH") and National Laundry Equipment Company, an Ohio corporation ("NLEC"), the parent of National Coin Laundry, Inc., an Ohio corporation ("NCL"), and (ii) substantially all of the assets of Whitmer Vend-O-Mat Laundry Services, Inc., an Indiana corporation ("Whitmer"). NCLH, NLEC, NCL and Whitmer, all of which were under common ownership, were acquired for an aggregate purchase price of approximately $19 million in cash (the "National Coin Acquisition") financed through borrowings under the Amended Credit Facility. The National Coin Acquisition enabled the Company to further expand its operations by providing coin-operated laundry equipment services to multi-family housing properties in the states of Ohio, Indiana, Kentucky, Michigan, West Virginia, Pennsylvania, Georgia, Tennessee, Illinois and Florida, as well as by distributing exclusive lines of commercial coin and non-coin laundry machines and parts, and by selling service contracts. Subsequent to the National Coin Acquisition, NCLH, NLEC and NCL were merged with and into Coinmach.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.  ACQUISITIONS (CONTINUED)

     The Kwik Wash Acquisition, the Reliable Acquisition and the National Coin Acquisition have been accounted for as purchases. The Company has made preliminary allocations to fair value of the assets and liabilities assumed in such transactions as of their respective acquisition dates.

7.  SUBSEQUENT EVENTS

     On January 15, 1998, Coinmach completed the Sharp Acquisition pursuant to which Coinmach acquired substantially all the assets of ALI and SDI (both of which were under common ownership) for $16.2 million. The Sharp Acquisition was financed through working capital and borrowings under the Amended Credit Facility. ALI provides coin-operated laundry equipment services for multi-family housing units in Oklahoma, Texas, Kansas and Arkansas, and SDI sells commercial laundry equipment and parts primarily to commercial laundromats and large institutional customers in Oklahoma.

     On January 20, 1998, Coinmach signed a definitive agreement to acquire Macke Laundry Service, L.P. and substantially all of the assets of certain related entities (the "Macke Acquisition") for approximately $214 million. Consummation of the of the Macke Acquisition is subject to regulatory and other approvals. The Macke Acquisition is expected to be financed with cash and borrowings under the Amended Credit Facility, which credit facility will be amended and restated in connection with such acquisition to provide for additional borrowing capacity on substantially similar terms.

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

GENERAL

     The Company is principally engaged in the business of supplying out-sourced coin-operated laundry equipment services to multi-family housing properties. After giving effect to the Sharp Acquisition, the Company owns and operates approximately 440,000 coin-operated washers and dryers in approximately 43,000 multi-family housing properties on routes throughout the United States and 151 retail laundromats located throughout Texas. Coinmach Laundry, through Super Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of Coinmach, is also a construction and laundromat equipment distribution company.

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

     Other revenue sources for the Company include: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, individuals, property owners and managers of multi-family housing properties (approximately $2.2 million for the nine months ended December 26, 1997); (ii) operating, maintaining and servicing retail laundromats (approximately $15.9 million for the nine months ended December 26, 1997); and
(iii) constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin machines and parts, and selling service contracts (approximately $18.9 million for the nine months ended December 26, 1997).

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended March 28, 1997.

THREE AND NINE MONTH PERIODS ENDED DECEMBER 26, 1997 COMPARED TO THREE AND NINE MONTH PERIODS ENDED DECEMBER 27, 1996

     Revenues increased by approximately 65% and 61% for the three and nine month periods ended December 26, 1997, respectively, as compared to the prior year's corresponding periods. The improvement in revenues for the three and nine month periods resulted primarily from the acquisition of the route and laundromat business of

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Kwik Wash Laundries, L.P. in January 1997 (the "Kwik Wash Acquisition"), the acquisition of the route business of Reliable Holding Corp. in April 1997 (the "Reliable Acquisition"), the acquisition (the "National Coin Acquisition") in July 1997 of the route business of National Coin Laundry Holding, Inc. ("NCLH"), National Coin Laundry, Inc. ("NCL"), National Laundry Equipment Company, Inc. ("NLEC") and Whitmer Vend-O-Mat Laundry Services, Inc. ("Whitmer"), and increased route revenues resulting from internal expansion. The Company's acquisition strategy involves the complete integration of its acquired companies. The Company estimates that approximately $78.8 million of its revenue increase for the nine month period is the combined result of the Kwik Wash Acquisition, the Reliable Acquisition and the National Coin Acquisition based on the historical revenue of such acquired companies. In addition, during such nine-month period, the Company's installed machine base increased by approximately 16,700 machines from internal growth (excluding the machines added from the Reliable Acquisition and the National Coin Acquisition during such period) as compared to an increase of approximately 5,400 machines during the prior year's corresponding period. Included in internal growth are acquisitions of small, local route operators and new customers secured by the Company's sales force.

     Laundry operating expenses increased by approximately 64% and 60% for the three and nine month periods ended December 26, 1997, respectively, as compared to the prior year's corresponding periods. The increase was due primarily to an increase in laundry operating expenses related to the Kwik Wash Acquisition, the Reliable Acquisition and the National Coin Acquisition.

     General and administrative expenses increased by approximately $0.5 million and $1.2 million, for the three and nine month periods ended December 26, 1997, respectively, as compared to the prior year's corresponding periods. The increase for the periods was primarily due to various expenses associated with:
(i) costs relating to the Company's acquisition strategy, including legal and financial due diligence investigations of potential targets and related costs,
(ii) the development and implementation of procedures for the management of investor relations, and (iii) systems development and refinement relating to the integration of prior acquisitions.

     Depreciation and amortization increased by approximately 73% and 72% for the three and nine month periods ended December 26, 1997, respectively, as compared to the prior year's corresponding periods, due primarily to the contract rights and goodwill associated with the Kwik Wash Acquisition, the Reliable Acquisition and the National Coin Acquisition, as well as an increase in capital expenditures for the installed base of machines. As a result of the Company's acquisition activity since early 1995, the Company incurred approximately $28.6 million in non-cash depreciation and amortization charges for the nine months ended December 26, 1997 as compared to $17.5 million for the prior year's corresponding period.

     In July 1996, Coinmach Laundry issued in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management. Coinmach Laundry recorded a stock-based compensation charge of approximately $887,000 attributable to the issuance of such stock during the quarter ended September 27, 1996. In addition, in July 1996 approximately $103,000 of receivables relating to loans to management in connection with prior purchases of Coinmach Laundry common stock were forgiven and have been recorded as a stock-based compensation charge during the quarter ended September 27, 1996.

     During July and September 1996, Coinmach Laundry granted to certain members of management and certain other individuals nonqualified options (the "Options") to purchase Common Stock at a 15% discount to the initial offering price of Common Stock. With respect to the Options granted to its employees, the Company will record such discount as a stock-based compensation charge over the applicable four year vesting period. The Company also granted options to two of its disinterested directors (the "Independent Director Options"), which

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

enable such persons to purchase an aggregate of 120,000 shares of Common Stock at the initial offering price of the Common Stock. The Company will record the difference between the exercise price of the Independent Director Options and the fair market value of the Common Stock on the date of grant as a stock-based compensation charge over the applicable three year vesting period.

     In September 1997, Coinmach Laundry granted non-qualified options (the "1997 Options") to purchase an aggregate of 200,000 shares of Common Stock to certain members of management at an exercise price of $11.90. The Company will record the difference between the exercise price of the 1997 Options and the fair market value of the Common Stock on the date of grant as a stock-based compensation charge over the applicable four year vesting period. For the nine months ended December 26, 1997 and December 27, 1996, the Company recorded a stock-based compensation charge of approximately $944,000 and $1,920,000, respectively, relating to the Options, the Independent Director Options and the 1997 Options.

     Operating income margins were approximately 8.5% and 7.9% for the three and nine month periods ended December 26, 1997, respectively, as compared to approximately 7.9% and 7.6%, for the three and nine month periods ended December 27, 1996, respectively.

     Interest expense, net increased by approximately 88% and 79%, for the three and nine month periods ended December 26, 1997, respectively, as compared to the prior year's corresponding periods, due primarily to increased interest payable under the Company's senior credit facility entered into in January 1997 resulting from increased borrowings to fund acquisitions, as well as the increased interest due to the private placement (the "Bond Offering") by the Company of $100 million aggregate principal amount of its 11 3/4% Series C Senior Notes due 2005 ("Series C Notes") on October 8, 1997.

     EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization), before deduction for stock-based compensation charges, was approximately $71.7 million for the nine months ended December 26, 1997, as compared to approximately $43.4 million for the corresponding period in 1996, representing an improvement of approximately 65%. EBITDA margins improved to approximately 31.1% for the nine months ended December 26, 1997, compared to approximately 30.3% for the prior year's corresponding period. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indicator of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements.
However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either: (i) operating income (as determined by generally accepted accounting principles ("GAAP")) as an indicator of operating performance or (ii) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

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

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to have substantial indebtedness and debt service requirements. On December 26, 1997, the Company had outstanding long-term debt of approximately $377.8 million (excluding the premium on the Series C Notes) and stockholders' equity of approximately $61.8 million.

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

     As the Company has focused on increasing its EBITDA, it has made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewal and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the nine months ended December 26, 1997 were approximately $111.3 million (including a $2.5 million promissory note in connection with the acquisition of a small route operator and approximately $.8 million relating to capital lease obligations). Of such amount, the Company spent approximately $66.3 million in acquisition and related transaction costs, primarily the Reliable Acquisition and the National Coin Acquisition, and approximately $17.8 million related to the net increase in the installed base of machines. The balance of approximately $27.2 million was used to maintain the existing machine base and for general corporate purposes. The full impact on revenues and EBITDA generated from capital expended on acquisitions and the net increase in the installed base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on the timing of the capital expended.

     The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. In connection with certain of the financing agreements governing the Company's indebtedness, Coinmach is required to make monthly cash interest payments, as required by the Company's existing credit facility, and semi-annual cash interest payments, as required by the Company's outstanding Series B 11 3/4% Senior Notes due 2005 (the "Senior B Notes") and the Series C Notes (collectively, the "Senior Notes").

     The Company's depreciation and amortization expenses (aggregating approximately $52.5 million for the nine months ended December 26, 1997) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant portion of the purchase prices of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods of up to 15 years.

     On April 23, 1997, Coinmach completed the acquisition and merger (the "Reliable Acquisition") of Reliable Holding Corp. ("Reliable") and its subsidiaries, Reliable Laundry Service Inc., Girard-Hopkins Acquisition Corp., Maquilados Automaticas S.A. de C.V. and Automatica S.A. de C.V., with and into Coinmach for $44 million in cash which was financed through borrowings under the Amended Credit Facility (as defined). The Reliable Acquisition provided the Company with a strong foothold in the California market and an entry into the northern Mexican market.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     On July 17, 1997, Coinmach consummated the National Coin Acquisition, pursuant to which it acquired 100% of the outstanding voting securities of NCLH and NLEC and substantially all of the assets of Whitmer for an aggregate purchase price of approximately $19 million in cash. NCLH is the parent of NCL. The National Coin Acquisition enabled the Company to further expand its operations by providing coin-operated laundry equipment services to multi-family housing properties in the states of Ohio, Indiana, Kentucky, Michigan, West Virginia, Pennsylvania, Georgia, Tennessee, Illinois and Florida, as well as by distributing exclusive lines of commercial coin and non-coin laundry machines and parts, and by selling service contracts. Subsequent to the National Coin Acquisition, NCLH, NLEC and NCL were merged with and into Coinmach. Borrowings under the Company's existing credit facility were used to finance the National Coin Acquisition.

     On October 8, 1997, Coinmach completed the Bond Offering of $100 million aggregate principal amount of its Series C Notes, on substantially identical terms as its outstanding Series B Notes. The issue price was 109.875%, representing a 9.94% yield to maturity. The gross proceeds from the Bond offering were $109.875 million of which $100.0 million represented the principal amount outstanding and $9.875 million represented the payment of a premium for the Series C Notes. Coinmach used approximately $105.4 million of the net proceeds from the Bond Offering to repay indebtedness outstanding (including aproximately $.7 million of accrued interest) under its existing credit facility. On December 23, 1997, Coinmach commenced an offer to exchange (the "Exchange Offer") up to $296.7 million of its 11 3/4% Series D Senior Notes due 2005 (the "Exchange Notes") for any and all of its Series C Notes and its Series B Notes. The Exchange Offer expired on February 6, 1998, and as of such date the holders of 100% of the outstanding Series B Notes and Series C Notes tendered such notes in the Exchange Offer for Exchange Notes.

     On December 19, 1997, Coinmach Laundry completed an offering (the "1997 Stock Offering") of 4,600,000 shares of Common Stock at a price of $19.75 per share (including the issuance of 600,000 shares in connection with the exercise of an underwriters' over-allotment option granted in connection therewith). In connection with the 1997 Stock Offering, 2,665,000 shares were sold by Coinmach Laundry and 1,935,000 shares were sold by certain stockholders of the Company. The Company did not receive any proceeds from the sale of shares by selling stockholders.

     Proceeds from the 1997 Stock Offering were approximately $48.9 million, after underwriting discounts and commissions and before expenses. The Company utilized $15.0 million and $31.5 million of the net proceeds from the 1997 Stock Offering to repay the 9 7/8% promissory note and amounts borrowed under the Amended Credit Facility, respectively.

     In December 1997, the Company amended and restated its existing credit facility with Bankers Trust Company, First Union National Bank of North Carolina and certain other lending institutions (as amended and restated, the "Amended Credit Facility"). The Amended Credit Facility provides $235 million of secured financing consisting of: (i) a $35 million working capital revolving credit facility (undrawn at December 26, 1997) bearing interest at an annual rate of LIBOR plus 1.50%; (ii) a $125 million acquisition revolving credit facility (undrawn at December 26, 1997) bearing interest at an annual rate of LIBOR plus 1.50%; and (iii) a $75 million term loan facility (fully funded at December 26, 1997) bearing interest at an annual rate of LIBOR plus 2.00%. The working capital revolving credit facility and the acquisition revolving credit facility are expected to mature in six years, and the term loan facility is expected to mature in seven years.


     On January 15, 1998, Coinmach completed the Sharp Acquisition pursuant to which Coinmach acquired substantially all the assets of ALI and SDI for $16.2 million in cash and borrowings under the Amended Credit Facility. ALI provides coin-operated laundry equipment services for multi-family housing units in Oklahoma, Texas, Kansas and Arkansas, and SDI sells commercial laundry equipment and parts primarily to commercial laundromats and large institutional customers in Oklahoma.

     On January 20, 1998, Coinmach signed a definitive agreement to acquire Macke Laundry Service, L.P. and substantially all of the assets of certain related entities (the "Macke Acquisition") for approximately $214 million. Consummation of the Macke Acquisition is subject to certain regulatory and other approvals. The Macke Acquisition is expected to be financed with cash and borrowings, including borrowings of up to an additional $200

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

million in term loans under the Amended Credit Facility, through an expansion of the Amended Credit Facility on substantially similar terms. Such term loans are expected to mature on June 30, 2005 and to be subject to the same mandatory repayment terms and to bear interest at the rate per annum, in each case, set forth in the Amended Credit Facility.

     Management believes that the Company's future operating activities will generate sufficient cash flow to repay indebtedness outstanding under the Senior Notes and the Exchange Notes and borrowings under the Amended Credit Facility or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indentures governing the Senior Notes and the Exchange Notes or in the credit agreement evidencing the Amended Credit Facility could result in an acceleration of all amounts due under such indentures and the Amended Credit Facility. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms, if at all, or on terms permitted under the Amended Credit Facility, or the indentures governing the Senior Notes and the Exchange Notes.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              --------

              10.58 Supply Agreement, dated as of May 13, 1997, by and among Coinmach Corporation, Super Laundry Equipment Corporation and Raytheon Appliances, Inc.

              27.1   Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------

              During the three month period ended December 26, 1997, the Company filed the following reports:

              (1) Amendment No. 3 on Form 8-K/A to Current Report on Form 8-K, dated January 8, 1997, reporting in Items 2 and 7 thereof, the completion of the acquisition of 100% of the outstanding voting securities of each of KWL, Inc. and Kwik-Wash Laundries, Inc. by Coinmach Corporation for $125 million in cash and a $15 million promissory note issued by the Company, together with the audited combined financial statements of Kwik Wash Laundries, Inc. and KWL, Inc. for the years ended December 31, 1996, 1995 and 1994, and the unaudited pro forma combined financial statements of Coinmach Laundry Corporation for the nine-month period ended December 27, 1996 and for the year ended March 29, 1996;

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

         (b)  Reports on Form 8-K (continued)
                      _______________________________

             (2) Current Report on Form 8-K, dated October 8, 1997, reporting in
                 Items 5 and 7 thereof, the consummation of a private placement of $100,000,000 aggregate principal amount of 11 3/4% Series C Senior Notes due 2005 of Coinmach Corporation;

             (3) Amendment No. 1 on Form 8-K/A to Current Report on Form 8-K,
                 dated October 8, 1997, reporting in Items 5 and 7 thereof, the consummation of a private placement of $100,000,000 aggregate principal amount of the Company's 11 3/4 Series C Senior Notes due 2005, together with the audited combined financial statements of Kwik Wash Laundries, Inc. and KWL, Inc. for the years ended December 31, 1996, 1995 and 1994, and the unaudited pro forma combined financial statements of Coinmach Laundry Corporation for the nine-month period ended December 27, 1996 and for the year ended March 29, 1996; and

             (4) Current Report on Form 8-K, dated October 14, 1997, reporting in Item 5 thereof, the filing of a registration statement with the Securities and Exchange Commission relating to a proposed offering of 4,312,500 shares of the Company's Class A Common Stock, par value $.01 per share.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            COINMACH LAUNDRY CORPORATION

Date: February 6, 1998      /s/  ROBERT M. DOYLE
                            ------------------------------
                            Robert M. Doyle
                            Senior Vice President and Chief Financial Officer
                            (On behalf of registrant and as Principal Financial
                            Officer)