Form 10-K
period 1998-03-31
COINMACH LAUNDRY CORP
filed 1998-06-18
CIK 1013021

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended March 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of May 29, 1998, the registrant had outstanding 12,687,135 shares of Class A common stock, par value $.01 per share (the "Common Stock"), and 480,648 shares of non-voting Class B common stock, par value $.01 per share (the "Non-Voting Common Stock").

  The aggregate market value of Common Stock held by non-affiliates as of May 29, 1998 was approximately $91,848,461, based upon the closing price per share of the Common Stock as reported on The Nasdaq National Market on the close of business on such date. Shares of Common Stock held by each executive officer, director, beneficial owner of more than 5% of the outstanding Common Stock and each stockholder party to that certain Voting Agreement, dated July 23, 1996, have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination is made only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held on July 28, 1998 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Unless otherwise expressly indicated herein, the descriptions of the Company contained herein are as of March 31, 1998 and do not give effect to the acquisitions of all of the common stock of (i) Cleanco, Inc. and of its affiliates completed in May 1998 or (ii) Gordon & Thomas Companies, Inc. completed in June 1998. For a description of such acquisitions, see "Business--General Development of Business--Recent Developments".

DESCRIPTION OF THE BUSINESS

 GENERAL

  Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry" or the "Registrant"), through its wholly-owned subsidiaries (collectively, the "Company"), is the leading supplier of outsourced laundry equipment services for multi-family housing properties in the United States. At March 31, 1998, the Company owned and operated approximately 680,000 washers and dryers (sometimes hereinafter referred to as "machines") in approximately 70,000 locations on routes located throughout the United States and in 150 retail laundromats located throughout Texas. The Company, through its wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), is also a laundromat equipment distribution company.

 OVERVIEW

  The outsourced laundry equipment services industry provides washer and dryer services to individuals living in multi-family housing properties. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. The Company typically sets pricing for the use of laundry machines on location, and the owner or property manager maintains the premises and provides utilities such as gas, electricity and water.

  The Company's existing customer base for its core business is comprised of landlords, property management companies, and owners of rental apartment buildings, condominiums and cooperatives, university and institutional housing and other multi-family housing properties. Management believes, based on its knowledge of the industry, that the Company is the largest supplier of outsourced laundry equipment services for multi-family housing properties throughout the United States.

  As a result of its strategy to acquire route operators that contribute to the Company's core operations, the Company has also selectively acquired certain related businesses which expand and diversify the types of services provided by the Company. As a result of the Kwik-Wash Acquisition (as defined), the Company operates 150 retail laundromats throughout Texas and provides laundromat services at all such locations. In connection with the Appliance Warehouse Acquisition and the Macke Acquisition, the Company also leases laundry equipment and other household appliances to corporate relocation entities, individuals, property owners and managers of multi-family housing properties. The Company believes that these non-core businesses, although not material to the Company's operations, provide a significant platform for expansion and diversification of the Company's services. See "Business--Description of Business--Complementary Operations".

  The Company maintains its headquarters in Roslyn, New York, a corporate office in Charlotte, North Carolina and regional offices throughout the United States through which it conducts operating activities, including sales, service and collections.

 BUSINESS STRATEGY

  The Company's business strategy is to enhance its position as the largest provider of outsourced laundry equipment services in the United States. Management intends to continue to grow the Company's installed machine base both internally and through selective acquisitions to achieve economies of scale, increase its operating efficiencies and improve its financial performance. Internal growth is comprised of: (i) adding new customers in existing regions and securing contracts for additional locations from current customers; (ii) converting owner-operated facilities to Company managed facilities; (iii) improving the net contribution per machine through operating efficiencies and selective price increases; and (iv) pursuing additional growth opportunities presented by the Company's leading market position and access to approximately six million individual housing units. The Company's acquisition strategy is to continue to selectively acquire local, regional and multi-regional route businesses from independent operators at attractive prices. The Company is currently evaluating several acquisition opportunities; however, there can be no assurance that, subsequent to ongoing negotiations and due diligence reviews, the Company will complete any such acquisitions.

  An important element of the Company's business strategy is to continue to expand its geographic presence to gain additional regional and multi-regional account opportunities with large multi-family housing property managers and owners. Management believes that a significant portion of its customer base, which manages multi-family housing and other residential properties, is consolidating. Consequently, management believes that opportunities for outsourcing laundry equipment services to professionally managed, multi-regional, well-capitalized independent operators such as the Company are increasing.

  The Company's business strategy also includes the continued development of its management information systems (the "Integrated Computer Systems"), which management believes are the most advanced in the industry. The Integrated Computer Systems provide real-time operational and competitive data which, in conjunction with the Company's multi-regional service capabilities, enhance the Company's operating efficiencies throughout its regions and enable the Company to deliver superior customer service. The Integrated Computer Systems also provide the Company with the flexibility to integrate acquisitions on a timely basis, including key functions such as sales, service, collections and security. Finally, as the industry leader, the Company works closely with its equipment vendors to assess ongoing technological changes and implements those which the Company believes are beneficial to its customers and to the Company's operating efficiencies and financial performance.

  In January 1995, management, with its equity sponsor, Golder, Thoma, Cressey, Rauner Fund IV, L.P., acquired the Company and initiated a strategy of growth through acquisitions. This strategy was designed to increase the installed machine base in its existing operating regions and to provide the Company with a strong market presence in new regions. Since January 1995, the Company has enhanced its national presence by completing eight significant acquisitions, adding annualized revenue of approximately $353 million and increasing its installed base from approximately 55,000 machines to approximately 680,000 machines as of March 31, 1998. Revenues and EBITDA(/1/) have grown from approximately $72.9 million and approximately $13.6 million, respectively, for the year ended March 31, 1995, to approximately $324.9 million and approximately $101.4 million (before deducting non-cash stock based compensation charges), respectively, for the year ended March 31, 1998. These acquisitions have enabled the Company to improve its operating margins and to expand internally by competing more aggressively for new business.

--------
(/1/) EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA for the period ending March 31, 1998 is before the deduction for stock based compensation charges. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

 GROWTH STRATEGY

  The Company's growth strategy is to increase operating cash flow and profitability through a combination of internal expansion and acquisitions.

  Internal Expansion. Internal expansion is comprised of: (i) increasing the installed machine base by adding new customers (including the acquisition of certain small, local route operations) and increasing the number of locations with existing customers; (ii) converting owner-operated facilities to Company managed facilities, (iii) improving the net contribution per machine through operating efficiencies and selective price increases; and (iv) pursuing additional growth opportunities presented by its leading market position and access to approximately six million individual housing units.

    New Customers and Locations. The Company's sales and marketing efforts focus on two areas of expansion within its existing operating regions. The Company's primary means of internal expansion is by marketing the Company's products and services to building managers and property owners whose leases with other laundry equipment services providers are near expiration. The Company's Integrated Computer Systems track information on the lease expirations of its competitors. The Company believes that its leading market position and expanding geographic presence, primarily achieved through acquisitions, enhances its ability to gain new customers and additional locations from its existing customers.

    Conversions. Management believes that there are approximately 1.0 million machines installed in locations which continue to be managed by owner-operators. Building owners or managers can forgo significant cash outlays and servicing costs by contracting with the Company to purchase, service and maintain laundry equipment. Accordingly, the Company pursues building owners and managers to outsource their laundry facilities. The Company offers a full range of services from the design, construction and installation of new laundry facilities to the refurbishment of existing facilities. Management believes these services provide a competitive advantage in securing new customers.

    Operating Efficiencies and Price Increases. The Company focuses on improving its net contribution per machine through achieving operating efficiencies and selective price increases. Due to local competition and other factors beyond the Company's control, however, there can be no assurance that such efficiencies or price increases will occur.

    Other Growth Opportunities. While management intends to continue its focus on increasing its installed machine base, management believes that its leading market position and its access to over six million housing units provides the Company with additional growth and diversification opportunities. These opportunities include laundry equipment rental as well as other route-based facilities management services. In addition, the Company is discussing the formation of certain strategic alliances with vendors of products complementary to its customer base.

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

  Acquisitions. The Company intends to continue to capitalize on opportunities within the fragmented outsourced laundry equipment services industry through selective acquisitions of additional route businesses. It has been the Company's experience that there are numerous private, family-owned businesses that often lack the financial resources to provide advance location payments, install new equipment, make laundry room improvements or otherwise compete effectively with larger independent operators such as the Company to secure new or existing contracts. Consequently, such independent operators, especially those which are undergoing generational ownership changes, represent potential acquisition opportunities for the Company.

  Management believes the Company is well positioned to capitalize on acquisition opportunities due to its operating efficiencies, its access to capital resources and senior management's extensive experience and relationships in the industry. The Company evaluates potential acquisitions based on the size of the business (in terms of revenues, cash flow and machine base), the geographic concentration of the business, market penetration, service history, customer relations, existing contract terms and potential operating efficiencies and cost savings. The Company considers three types of acquisition candidates: (i) local route operators; (ii) regional route operators; and (iii) multi-regional route operators.

    Local route operators. The purchase of local operators (businesses operating within one of the Company's existing operating regions) results in eliminating most of the target's existing cost structure through the absorption of its machine base into the Company's operations. The Company's experience has been that the acquisition of local route operators has increased operating leverage within its operating regions. Moreover, the Company is able in many instances to acquire routes adjacent to its existing areas of operation without incurring significant incremental operating costs.

    Regional route operators. The Company's acquisition of regional route operators provides opportunities to improve its cash flow by eliminating duplicative corporate and administrative functions, reducing capital expenditures through improved purchasing power and implementing the Company's Integrated Computer Systems. During the past fiscal year, the Company completed the ALI Acquisition, the Reliable Acquisition and the National Coin Acquisition (each, as defined). All three of these acquisitions have been substantially integrated into the Company's operations.

    Multi-regional route operators. Management believes that the acquisition of large, multi-regional route operators results in a number of operating efficiencies, including significant cost savings through the elimination of duplicative financial and administrative functions and related fixed costs. In addition, the increased volume of equipment purchases usually results in reduced per unit capital expenditures. As is the case with all acquisitions, the Company's Integrated Computer Systems are utilized to provide further operating efficiencies and related cost savings. The Kwik Wash Acquisition (as defined) and the Macke Acquisition (as defined) are examples of multi-regional acquisitions which enabled the Company to substantially increase its operating base, add several experienced regional managers, penetrate new markets and, along with the aforementioned regional acquisitions, become the largest industry participant. Based on its experience in recent acquisitions, management expects to integrate substantially all of the operations formerly conducted by Macke (as defined) into the Company's operations during the first half of the year ending March 31, 1999 and to achieve targeted cost savings as a result of such integration. However, such integration and cost savings are dependent on a number of factors beyond the Company's control, and, accordingly, no assurance can be given that the Company will effect such integration and targeted cost savings within such time period.

 INDUSTRY

  The outsourced laundry equipment services industry is characterized by stable cash flows generated by long-term, renewable lease contracts with multi-family housing property owners and management companies. The industry is highly fragmented, with many small, private and family-owned route businesses continuing to operate throughout all major metropolitan areas. According to information provided by the Multi-housing Laundry Association, the industry consists of over 280 independent operators. Based upon industry estimates, management believes there are approximately 3.5 million installed machines in multi-family properties throughout the United States, approximately 2.5 million of which have been outsourced to independent operators such as the Company and approximately 1.0 million of which continue to be operated by the owners of such locations.

  The industry is highly capital intensive, and customers require prompt and reliable service. The majority of capital costs are incurred upon procurement of new leases. Initial costs may include replacing or repairing existing washers and dryers, refurbishing laundry rooms and making advance location payments to secure long-term, renewable leases. After the initial expenditures, ongoing working capital requirements are minimal, since machines operate throughout the term of the contract under which they are installed if serviced properly, and variable costs are paid out of revenues collected from the machines.

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

 DESCRIPTION OF PRINCIPAL OPERATIONS

  The principal aspects of the Company's operations include: (i) sales and marketing; (ii) location leases; (iii) service; (iv) information management;
(v) remanufacturing and (vi) collection security.

  Sales and Marketing. The Company markets its products and services through a sales staff with an average industry experience of over ten years. The principal responsibility of the sales staff is to solicit and negotiate lease arrangements with building owners and managers. All sales personnel are paid commissions that comprise 50% or more of their annual compensation. Selling commissions are based on a percentage of a location's annualized earnings before interest and taxes. Sales personnel must be proficient with the application of sophisticated financial analyses which calculate minimum returns on investments to achieve the Company's targeted goals in securing location contracts and renewals. Management believes that its sales staff is among the most competent and effective in the industry.

  The Company's marketing strategy emphasizes service excellence offered by its experienced, highly skilled personnel and its quality equipment that maximizes efficiency and revenue and minimizes machine down-time. Additionally, the Integrated Computer Systems monitor performance, repairs and maintenance, as well as the profitability of locations on a daily basis. The Company's sales staff targets potential new and renewal lease locations by utilizing its Integrated Computer Systems' extensive database that provides information on the Company's, as well as its competitors', locations. All sales activity, from sale entries to data on service and installation, is recorded and monitored daily on a custom-designed, computerized sales planner.

  No single customer represents more than 2% of the Company's revenues or installed machine base. In addition, the Company's ten largest customers taken together account for less than 10% of the Company's revenue.

  Location Leasing. The Company's leases provide the Company the exclusive right to operate and service the laundry equipment, including repairs, revenue collection and maintenance. The Company typically sets pricing for the use of the machines on location, and the property owner or property manager maintains the premises and provides utilities such as gas, electricity and water.

  In return for the exclusive right to provide laundry equipment services, most of the Company's leases provide for monthly commission payments to the location owners. Under the majority of leases, these commissions are based on a percentage of the cash collected from the laundry machines. Many of the Company's leases require the Company to make advance location payments to the location owner in addition to commissions. The Company's leases typically include provisions that allow for unrestricted price increases, a right of first refusal (an opportunity to match competitive bids at the expiration of the lease term) and termination rights if the Company does not receive minimum net revenues from a lease. The Company has some flexibility in negotiating its leases and, subject to local and regional competitive factors, may vary the terms and conditions of a lease, including commission rates and advance location payments. The Company evaluates each lease opportunity through its Integrated Computer Systems, which are designed to achieve certain targeted levels of return on investments.

  Management estimates that approximately 90% of its locations are under long-term leases with initial terms of five to ten years. Of the remaining locations not subject to long term leases, the Company believes that it has retained a majority of such customers through long-standing relationships and intends to continue to service such customers. A majority of the Company's leases renew automatically, and the Company has a right of first refusal on termination on approximately 40% of its leases. The Company's automatic renewal clause typically provides that, if the building owner fails to take any action prior to the end of the original lease term or any renewal term, the lease will automatically renew on substantially similar terms. As of March 31, 1998, the Company's leases have an average remaining life to maturity of approximately 48 months (without giving effect to automatic renewals).

  Service

  The Company's employees deliver, install, service and collect revenue from washers and dryers in laundry facilities at its leased locations.

  The Company's fleet of 554 radio-equipped service vehicles allows the quick dispatch of service technicians in response to both computer-generated (for preventive maintenance) and customer-generated service calls. On a daily basis, the Company receives and responds to approximately 3,000 service calls. Management estimates that less than 1% of the Company's machines are out of service on any given day. The ability to reduce machine down time, especially during peak usage, serves to enhance revenue and improve the Company's reputation with its customers.

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

  Remanufacturing

  The Company's remanufacturing operations provide approximately one-third of its anticipated annual machine installation requirements. The Company rebuilds and reinstalls a portion of its machines at approximately one-third the cost of acquiring new machines, providing significant cost savings. Remanufactured machines are restored to virtually new condition with the same estimated average life and service requirements as new machines. Machines that can no longer be remanufactured are added to the Company's inventory of spare parts.

  The Company maintains four regional remanufacturing facilities which provide for consistent machine quality and efficient operations and are strategically located to service each of its operating regions.

  Collection/Security

  Management believes that it provides the highest level of collection security control in the outsourced laundry equipment services industry. The Company utilizes numerous precautionary procedures with respect to cash collection, including frequent alteration of collection patterns, extensive monitoring of collections and other control mechanisms. The Company enforces stringent employee standards and screening procedures for prospective employees. Employees responsible for or who have access to the collection of funds are tested randomly and frequently. Additionally, the Company's security department performs trend and variance analyses of daily collections by location. Security personnel monitor locations, conduct investigations, and implement additional security procedures as necessary.

  Information Management. The Company's Integrated Computer Systems serve three major functions: (i) tracing the service cycle of equipment; (ii) monitoring revenues and costs by location, customer and salesperson; and (iii) providing information on competitors' lease renewal schedules.

  The Integrated Computer Systems provide speed and accuracy throughout the entire service cycle by integrating the functions of service call entry, dispatching service personnel, parts and equipment purchasing, installation, distribution and collection. In addition to coordinating all aspects of the service cycle, the

Company's Integrated Computer Systems track contract performance, which indicate potential machine problems or pilferage and provide data to forecast future equipment servicing requirements.

  Data on machine performance is used by the sales staff to forecast revenue by location. Management is able to obtain daily, monthly, quarterly and annual reports on location performance, coin collection, service and sales activity by salesperson.

  The Integrated Computer Systems also provide the sales staff with an extensive database essential to the Company's marketing strategy to obtain new business through competitive bidding or owner-operator conversion opportunities.

  Management also believes that the Integrated Computer Systems enhance the Company's ability to successfully integrate acquired businesses into its existing operations. Regional or multi-regional acquisitions have typically been integrated within 90 to 120 days, while a local acquisition can be integrated almost immediately.

 COMPLEMENTARY OPERATIONS

  In addition to supplying outsourced laundry equipment services, the Company has expanded its breadth of operations to related, complementary lines of businesses:

  Individual Multi-Housing Units. Through the recent Macke Acquisition and the Appliance Warehouse Acquisition (each, as defined), the Company entered the business of renting laundry equipment and other household appliances and electronic items to corporate relocation entities, individuals, property owners and managers of multi-family housing properties. With access to approximately six million individual housing units, the Company believes its new business line represents an opportunity for growth in a new market segment which is complementary to its core business.

  Laundromat Equipment Distribution. Super Laundry, a wholly-owned subsidiary of Coinmach Corporation, is a laundromat equipment distribution company. Super Laundry's business consists of constructing complete turnkey laundromat retail stores, retrofitting existing laundromat retail stores, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. Super Laundry's customers generally enter into sales contracts pursuant to which Super Laundry constructs and equips a complete laundromat operation, including location identification, construction, plumbing, electrical wiring and all required permits.

  Retail Laundromat Operations. The Company operates 150 retail laundromats located throughout Texas, which were acquired in the Kwik Wash Acquisition. The operation of the retail laundromats involves leasing store locations in desired geographic areas, maintaining an approximate mix of washers and dryers at each store location and servicing the washers and dryers at such locations. The Company is also responsible for maintaining the premises at each laundromat and paying for utilities and related expenses.

 COMPETITION

  The outsourced laundry equipment services industry is highly competitive, capital intensive and requires reliable, quality service. Despite the overall fragmentation of the industry, the Company believes there are currently three companies including the Company with significant operations in multiple regions throughout the United States. The two other major multi-regional competitors are Web Service Company, Inc. and Mac-Gray Corp.

 EMPLOYEES

  As of March 31, 1998, the Company employed 1,850 full time employees (including 315 laundromat attendants in the Company's retail laundromats in Texas). Approximately 140 hourly workers in the Northeast region are represented by Local 966, affiliated with the International Brotherhood of Teamsters (the "Union"). Management believes that the Company has maintained a good relationship with the Union employees and has never experienced a work stoppage since its inception.

GENERAL DEVELOPMENT OF BUSINESS

  Coinmach Laundry Corporation was incorporated on March 31, 1995 under the name SAS Acquisitions Inc. in the State of Delaware and is the sole shareholder of all of the common stock of Coinmach Corporation ("Coinmach"), its primary operating subsidiary. In November 1995, The Coinmach Corporation ("TCC"), a Delaware corporation, merged (the "Merger") with and into Solon Automated Services, Inc. ("Solon"). In connection with the Merger, Coinmach Laundry changed its name from SAS Acquisitions Inc. and Solon, the surviving corporation in the Merger, changed its name to Coinmach Corporation.

  The Company's headquarters are located at 55 Lumber Road, Roslyn, New York 11576, and its telephone number is (516) 484-2300. The Company's mailing address is the same as that of its headquarters. In September 1996, the Company opened a corporate office in Charlotte, North Carolina.

 INITIAL PUBLIC OFFERING AND SECONDARY OFFERING

  In July 1996, Coinmach Laundry completed its initial public offering of 4,120,000 shares of its Common Stock at an initial public offering price of $14.00 per share. In August 1996, the underwriters in the public offering exercised an over-allotment option with respect to the purchase of an additional 63,642 shares of Common Stock. In December 1997, Coinmach Laundry completed a secondary offering of 4,600,000 shares of its Common Stock at a price of $19.75 per share, including the issuance of 600,000 shares in connection with the exercise of an underwriters' over-allotment option granted in connection therewith. In connection with such secondary offering, 2,665,000 shares of Common Stock were sold by Coinmach Laundry and 1,935,000 shares of Common Stock were sold by certain stockholders of the Company.

 CREDIT FACILITY AND SENIOR NOTES

  During the past fiscal year, the Company's credit facility (of which Bankers Trust Company and First Union National Bank of North Carolina are the primary lending institutions) was amended to provide for an aggregate of $235 million of secured financing consisting of: (i) a $35 million working capital revolving credit facility bearing interest at an annual rate of LIBOR plus 1.50%; (ii) a $125 million acquisition revolving credit facility bearing interest at an annual rate of LIBOR plus 1.50%; and (iii) a $75 million Tranche A term loan facility bearing interest at an annual rate of LIBOR plus 2.00%. In March 1998, in connection with the Macke Acquisition, the Company's credit facility was again amended to provide for approximately $200 million of additional financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources-- Financing Activities--Amended and Restated Credit Facility".

  In December 1995, the Company issued 11 3/4% Senior Notes due 2005 pursuant to the terms of an indenture, between the Company and Fleet Bank of Connecticut (formerly Shawmut Bank Connecticut, National Association) in an aggregate principal amount of $196,655,000. On March 28, 1996, Coinmach consummated a registered exchange offer, pursuant to which all issued and outstanding 11 3/4% Senior Notes due 2005 were exchanged for Coinmach's Series B 11 3/4% Senior Notes due 2005 (the "Series B Notes"). On October 8, 1997, Coinmach completed a private placement of $100 million aggregate principal amount of its 11 3/4% Series C Senior Notes due 2005 (the "Series C Notes") on substantially identical terms as its Series B Notes. On December 23, 1997, Coinmach consummated a registered exchange offer pursuant to which all issued and outstanding Series B Notes and Series C Notes were exchanged for Coinmach's 11 3/4% Series D Senior Notes due 2005. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources--Financing Activities--Senior Note Offering and Exchange Offer".

 SELECTED HISTORICAL ACQUISITIONS

  On January 8, 1997, Coinmach completed the acquisition of Kwik Wash Laundries, L.P. and certain related parties (the "Kwik Wash Acquisition") for a purchase price consisting of approximately $125 million in cash, excluding transaction expenses, and a $15 million promissory note (the "Kwik Wash Note") issued by Coinmach Laundry. The Kwik Wash Acquisition increased the Company's presence in the South-Central region by adding approximately 74,000 machines to the Company's base and enabled the Company to provide outsourced laundry equipment services to multi-family housing properties in Texas, Louisiana, Arkansas and Oklahoma and to operate 150 retail laundromats throughout Texas.

  On March 14, 1997, Coinmach acquired substantially all of the assets of Atlanta Washer & Dryer Leasing, Inc. (d/b/a Appliance Warehouse) for approximately $6.3 million in cash and promissory notes (the "AW Notes") issued by Coinmach Laundry aggregating $1.2 million (the "Appliance Warehouse Acquisition"). The Appliance Warehouse Acquisition increased the Company's presence in the South by adding approximately 14,000 machines to the Company's base and expanding the Company's core operations into the related machine rental market, creating valuable operating synergies for the Company. The holders of the AW Notes are able to convert the AW Notes into a specified number of shares of Common Stock at any time after March 14, 1998, subject to the terms and conditions of the AW Notes. As of May 29, 1998, none of the AW Notes had been converted into shares of Common Stock.

  On April 23, 1997, Coinmach completed the acquisition (the "Reliable Acquisition") of Reliable Holding Corp., Reliable Laundry Service Inc., Girard-Hopkins Acquisition Corp., Maquilados Automaticas S.A. de C.V. and Automatica S.A. de C.V. and certain other related parties for a cash purchase price of approximately $44 million, excluding transaction expenses. The Reliable Acquisition was financed through borrowings under the Company's then existing credit facility. The Reliable Acquisition provided the Company with a strong foothold in the California market and added approximately 49,000 machines to the Company's machine base.

  On July 17, 1997, Coinmach completed the acquisition of National Laundry Equipment Company, Whitmer Vend-O-Mat Laundry Services, Inc. and certain other related parties (the "National Coin Acquisition") for an aggregate purchase price of approximately $19 million, excluding transaction expenses. The National Coin Acquisition, which was financed through borrowings under the Company's then existing credit facility, enabled the Company to further expand its operations by providing laundry equipment services to multi-family housing properties in the states of Ohio, Indiana, Kentucky, Michigan, West Virginia, Pennsylvania, Georgia, Tennessee, Illinois and Florida, as well as by distributing exclusive lines of commercial coin and non-coin laundry machines and parts.

  On January 15, 1998, Coinmach completed the acquisition of the route business of Apartment Laundries, Inc., ("ALI") (the "ALI Acquisition") pursuant to which Coinmach acquired substantially all the assets of ALI for a cash purchase price of $16.2 million, excluding transaction expenses, and financed through working capital and borrowings under the Company's then existing credit facility. ALI provided outsourced laundry equipment services for multi-family housing units in Oklahoma, Texas, Kansas and Arkansas.

  On March 2, 1998, Coinmach completed the acquisition (the "Macke Acquisition") of Macke Laundry Service, L.P. and substantially all of the assets of certain related entities (collectively, "Macke") for a cash purchase price of approximately $213 million, excluding transaction expenses. The Macke Acquisition was financed with cash and borrowings under the Amended and Restated Credit Facility (as defined) which was amended and restated in connection with such acquisition to provide for additional borrowing capacity on substantially similar terms as its then existing credit facility. The Macke Acquisition enabled the Company to further expand its route operations by providing outsourced laundry equipment services to multi-family housing properties throughout the United States and added approximately 236,000 machines to the Company's base. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financing Activities--Amended and Restated Credit Facility".

 RECENT DEVELOPMENTS

  On May 19, 1998, Coinmach completed the acquisition (the "Cleanco Acquisition") of Cleanco, Inc. and certain of its affiliates ("Cleanco") for a cash purchase price of approximately $21.0 million (excluding transaction expenses), financed with cash and borrowings under the Amended and Restated Credit Facility. Cleanco, headquartered in Miami, Florida, was a leading provider of coin-operated laundry equipment services in southern Florida, generating approximately $10.0 million in revenues and $3.6 million in EBITDA, as adjusted for certain non-recurring items, for its fiscal year ended December 31, 1997. The Cleanco Acquisition added approximately 21,000 machines to the Company's installed base.

  On June 5, 1998, Coinmach acquired all of the common stock of Gordon & Thomas Companies, Inc. ("G&T") for a cash purchase price of approximately $58 million (excluding transaction expenses) and the assumption of certain liabilities. This transaction was financed with cash and borrowings under the Amended and Restated Credit Facility. G&T, headquartered in New Jersey, was a leading provider of outsourced laundry equipment services in the New York metropolitan area, generating approximately $40 million in revenues and $10.3 million in EBITDA, as adjusted for certain non-recurring items, for its fiscal year ended September 30, 1997. This transaction is expected to strengthen the Company's presence in the northeastern United States by adding approximately 36,000 machines to the Company's installed base.

  At a Special Meeting of Stockholders of Coinmach Laundry Corporation (the "Special Meeting") held on June 9, 1998, the Company approved proposals to amend the Company's Third Amended and Restated Certificate of Incorporation to increase the number of Coinmach Laundry Corporation's authorized Common Stock from 15,000,000 to 35,000,000 shares and to increase the number of Coinmach Laundry Corporation's authorized Series Preferred Stock from 1,000,000 to 20,000,000 shares. Both proposals were approved by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock entitled to vote at the Special Meeting. The record date for purposes of determining stockholders of the Company entitled to receive notice of and vote at the Special Meeting was May 19, 1998.

ITEM 2. PROPERTIES

  As of March 31, 1998, the Company leases 59 offices throughout its operating regions serving various operational purposes, including sales and service activities, collections and warehousing.

  The Company presently maintains its headquarters in Roslyn, New York, leasing approximately 40,000 square feet pursuant to a five year lease terminating April 30, 2001. The Company's Roslyn facility is used for general and administrative purposes and is the operational headquarters for the Northeast regional branch. The Company has an option to purchase the Roslyn facility, which it presently does not intend to exercise.

  The Company also maintains a corporate office in Charlotte, North Carolina, leasing approximately 3,000 square feet pursuant to a five year lease.

ITEM 3. LEGAL PROCEEDINGS

  The Company and its predecessors have been named as defendants in a number of legal actions arising in the ordinary course of business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, management believes that any such liabilities, individually or in the aggregate, will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

       1998 FISCAL QUARTER ENDED                                HIGH    LOW
       -------------------------                               ------  ------
       June 27, 1997.......................................... $22.50  $14.75
       September 26, 1997..................................... $24.00  $20.75
       December 26, 1997...................................... $24.63  $19.75
       March 31, 1998......................................... $31.50  $19.50
       1997 FISCAL QUARTER ENDED                                HIGH    LOW
       -------------------------                               ------  ------
       September 27, 1996..................................... $20.125 $13.00
       December 27, 1996...................................... $22.75  $17.25
       March 28, 1997......................................... $20.25  $17.00

  As of May 29, 1998, Coinmach Laundry had outstanding 12,687,135 shares of Common Stock and 480,648 shares of Non-Voting Common Stock. As of May 29, 1998, there were 42 stockholders of record of the Common Stock and two stockholders of record of the Non-Voting Common Stock. The Company has not declared or paid any cash dividends on the Common Stock and does not intend to pay cash dividends on the Common Stock in the foreseeable future. At the present time, the Amended and Restated Credit Facility (as defined) prohibits the payment of cash dividends and certain other distributions.

ITEM 6. SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE DATA)

  The following tables present summary historical consolidated financial information of the Company and its subsidiaries. Such tables include the consolidated financial information of the Company for the year ended March 31, 1998 (the "1998 Fiscal Year"), the year ended March 28, 1997 (the "1997 Fiscal Year"), for the six month transition period ended March 29, 1996, and the period from April 5, 1995 to September 29, 1995 giving effect to the combination of Solon and The Coinmach Corporation ("TCC") on November 30, 1995. The six month transition period ended March 29, 1996 and the period from April 5, 1995 to September 29, 1995 have been combined to facilitate comparison of such combined period with the 1997 Fiscal Year and 1998 Fiscal Year. Also included in such tables is summary historical consolidated financial information of (i) TCC and its predecessor, including the two month period ended March 31, 1995, the one month period ended January 31, 1995, and fiscal years ended December 31, 1994 and 1993 and (ii) Solon, including the six month period from October 1, 1994 to April 4, 1995, and fiscal years ended September 30, 1994 and 1993. The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share" and related interpretations under Staff Accounting Bulletin No. 98. For further discussions on earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-9. The financial data set forth below should be read in conjunction with the Company's audited historical consolidated financial statements and the related notes thereto presented in
Item 8 "Financial Statements and Supplementary Data" and with the information presented in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

                                  THE COMPANY

                                                                                   SIX MONTH
                                                                               TRANSITION PERIOD   PERIOD FROM      COMBINED
                                                       YEAR ENDED  YEAR ENDED        ENDED       APRIL 5, 1995 TO PERIOD ENDED
                                                       MARCH 31,   MARCH 28,       MARCH 29,      SEPTEMBER 29,    MARCH 29,
                                                          1998        1997           1996              1995           1996
                                                       ----------  ----------  ----------------- ---------------- ------------
OPERATING DATA:
 Revenues............................................. $ 324,887   $ 206,852       $ 89,070          $ 89,719       $178,789
 Operating, general and administrative expenses.......   223,527     144,059         62,380            65,256        127,636
 Depreciation and amortization........................    75,453      46,316         18,212            18,423         36,635
 Operating income.....................................    24,461      14,325          8,478             3,840         12,318
 Interest expense, net................................    44,662      26,859         11,999            11,818         23,817
 Loss before extraordinary item.......................   (14,867)    (10,227)        (2,523)           (6,116)        (8,639)
 Net loss.............................................   (14,867)    (10,523)       (11,448)           (6,116)       (17,564)
 Basic and diluted net loss per share................. $   (1.32)  $   (1.14)           --                --             --
 Pro Forma basic and diluted net loss per share.......       --          --        $  (1.51)         $  (0.81)      $  (2.32)
BALANCE SHEET DATA (AT END OF PERIOD):
 Cash and cash equivalents............................ $  22,456   $  14,729       $ 19,858          $ 10,311
 Property and equipment, net..........................   194,328     112,116         82,699            80,706
 Contract rights, net.................................   366,762     180,557         59,745            63,801
 Total assets.........................................   816,948     472,921        249,148           241,433
 Total debt(5)........................................   602,158     345,486        202,765           176,415
 Stockholders' equity (deficit).......................    58,745      23,563         (1,308)           10,140
FINANCIAL RATIOS AND OTHER DATA
 Cash flow from operating activities.................. $  58,550   $  34,732       $ 12,337          $ 12,066       $ 24,403
 Cash flow used for investing activities..............  (350,875)   (196,698)       (14,162)          (25,039)       (39,201)
 Cash flow from financing activities..................   300,052     156,837         11,372            12,510         23,882
 EBITDA(1)............................................   101,360      62,793         26,690            24,463         51,153
 EBITDA margin(2).....................................      31.2%       30.4%          30.0%             27.3%          28.6%
 Capital expenditures(3)
 Growth capital expenditures.......................... $  21,119   $  12,563            --                --             --
 Renewal capital expenditures.........................    37,609      29,025       $ 14,219          $ 13,119       $ 27,338
 Acquisition capital expenditures(4)..................   294,996     171,455            --             11,925         11,925
                                                       ---------   ---------       --------          --------       --------
  Total Capital Expenditures.......................... $ 353,724   $ 213,043       $ 14,219          $ 25,044       $ 39,263
--------------------------------------------------
                                                       =========   =========       ========          ========       ========

                                                  (footnotes on following page)

--------
(1) EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA for the periods ended March 31, 1998 and March 28, 1997 is before the deduction for stock based compensation charges, and EBITDA for the period ended September 29, 1995 is before the deduction for restructuring costs. EBITDA is used by management and certain investors as an indication of a company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(2) EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate the Company's performance over various sales levels. EBITDA margin should not be considered as an alternative for measurements determined in accordance with generally accepted accounting principles.
(3) Capital expenditures represent amounts expended for property and equipment, for advance location payments to location owners and for acquisitions. Acquisition capital expenditures represent the amounts expended to acquire local, regional and multi-regional route operators, as well as complementary businesses. Growth capital expenditures represent the amount of capital expended that reflects a net increase in the installed base of machines, excluding acquisitions. Renewal capital expenditures represent the amount of capital expended assuming no net increase in the installed base of machines.
(4) For the years ended March 31, 1998 and March 28, 1997, includes approximately $2.3 million and $16.2 million, respectively, of promissory notes issued by Coinmach Laundry related to certain acquisitions.
(5) Total debt at March 31, 1998 does not include the premium, net, of $9,258 recorded as a result of the issuance by Coinmach of $100 million aggregate principal amount of 11 3/4% Series C Senior Notes due 2005 in October 1997.

  TCC's fiscal year end was March 31, and TCC's predecessor's fiscal year end was December 31, thus creating a three-month transition period. On January 31, 1995, TCC was formed by certain of the Company's current owners, and, accordingly, periods prior to and after January 31, 1995 are reflected as predecessor and successor periods, respectively.

                                            THE COINMACH CORPORATION ("TCC")
                                            ------------------------------------
                               SUCCESSOR(1)          PREDECESSOR(1)
                               ------------ ------------------------------------
                                TWO MONTHS   ONE MONTH        YEARS ENDED
                                  ENDED        ENDED         DECEMBER 31,
                                MARCH 31,   JANUARY 31,   ----------------------
                                   1995         1995        1994        1993
                               ------------ ------------------------  ----------
OPERATING DATA:
 Revenues....................    $11,515     $    5,879   $   73,857  $   71,859
 Operating, general and
  administrative expenses....      9,750          4,679       59,675      58,375
 Depreciation and
  amortization...............      2,144            980       14,504      15,256
 Operating income (loss).....       (379)           220         (322)     (1,772)
 Interest expense, net.......        774            395        4,012      10,509
 Loss before extraordinary
  item.......................     (1,155)          (175)      (5,702)    (12,298)
 Net (loss) income...........     (1,155)          (175)      14,718     (12,298)
BALANCE SHEET DATA (AT END OF
 PERIOD):
 Cash and cash equivalents...    $   922     $    1,162   $      987  $    1,387
 Property and equipment,
  net........................     24,330         16,120       16,285      17,293
 Contract rights, net........     19,327            --           --        3,443
 Total assets................     61,035         36,069       36,924      47,443
 Total debt..................     42,351         41,800       42,184      75,827
 Stockholders' equity
  (deficit)..................      9,729        (13,591)     (13,416)    (68,003)
FINANCIAL RATIOS AND OTHER
 DATA (UNAUDITED):
 Cash flow from operating
  activities.................    $    73     $    1,197   $    8,724  $    7,736
 Cash flow used for investing
  activities.................       (990)          (611)      (6,577)     (6,119)
 Cash flow used for financing
  activities.................       (327)          (411)      (2,547)     (1,405)
 EBITDA(2)...................      1,765          1,200       14,182      13,484
 EBITDA margin(3)............       15.3%          20.4%        19.2%       18.8%
 Capital expenditures(4)
    Growth capital
     expenditures............        --             --           --          --
    Renewal capital
     expenditures............    $   990     $      611   $    6,577  $    6,119
    Acquisition capital
     expenditures............        --             --           --          --
                                 -------     ----------   ----------  ----------
      Total Capital
       Expenditures..........    $   990     $      611   $    6,577  $    6,119
                                 =======     ==========   ==========  ==========

--------
(1) The term "Predecessor" refers to the period in time prior to the Coinmach Acquisition and consists of CIC and TCC. The term "Successor" refers to the period in time after the Coinmach Acquisition. Successor is presented on a different basis of accounting and therefore, is not comparable to the Predecessor. The Successor period reflects the effects of purchase accounting, whereby assets and liabilities were adjusted to their estimated fair values at the date of the Coinmach Acquisition.
(2) EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA is used by management and certain investors as an indication of a company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(3) EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate the Company's performance over various sales levels. EBITDA margin should not be considered as an alternative for measurements determined in accordance with generally accepted accounting principles.
(4) Capital expenditures represent amounts expended for property and equipment and advance location payments to location owners. Renewal capital expenditures represent the amount of capital expended assuming no net increase in the installed base of machines.

  The fiscal year end of Solon was the Friday closest to September 30. On April 5, 1995, the voting stock of Solon was acquired by Coinmach Laundry, and accordingly, periods prior to and after April 5, 1995 are reflected as predecessor and successor periods, respectively.

                                                        SOLON(1)
                                            ----------------------------------
                                                     PREDECESSOR(2)
                                            ----------------------------------
                                                               YEAR ENDED
                                            OCTOBER 1, 1994    SEPTEMBER,
                                              TO APRIL 4,   ------------------
                                                 1995         1994      1993
                                            --------------- --------  --------
OPERATING DATA:
  Revenues.................................     $52,207     $104,553  $104,888
  Operating, general and administrative
   expenses................................      34,704       69,257    69,996
  Depreciation and amortization............      10,304       21,347    21,002
  Operating income.........................       7,199       13,949    13,890
  Interest expense, net....................       8,928       18,105    17,453
  Loss before extraordinary item...........      (1,779)      (6,918)   (2,795)
  Net loss.................................      (2,627)      (6,918)   (2,795)
BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents................         --      $  7,241  $  6,360
  Property and equipment, net..............         --        48,727    50,593
  Contract rights, net.....................         --        15,432    17,473
  Total assets.............................         --       143,589   150,402
  Total debt...............................         --       128,487   128,299
  Stockholders' deficit....................         --        (8,721)   (1,636)
FINANCIAL RATIOS AND OTHER DATA
 (UNAUDITED):
  Cash flow from operating activities......     $10,216     $ 17,914  $ 16,547
  Cash flow used for investing activities..      (6,537)     (16,763)  (18,500)
  Cash flow used for financing activities..      (1,068)        (270)     (636)
  EBITDA(3)................................      17,503       35,296    34,892
  EBITDA margin(4).........................        33.5%        33.7%     33.3%
  Capital expenditures(5)
    Growth capital expenditures............         --           --        --
    Renewal capital expenditures...........     $ 6,944     $ 16,779  $ 18,556
    Acquisition capital expenditures.......         --           --        --
                                                -------     --------  --------
      Total Capital Expenditures...........     $ 6,944     $ 16,779  $ 18,556
                                                =======     ========  ========

--------
(1) Certain amounts have been reclassified to conform the presentation above with TCC.
(2) The term "Predecessor" refers to the period in time prior to the acquisition of Solon Automated Services, Inc. on April 5, 1997 (the "Solon Acquisition").
(3) EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA is used by management and certain investors as an indication of a company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(4) EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is useful measure to evaluate the Company's performance over various sales levels. EBITDA margin should not be considered as an alternative for measurements determined in accordance with generally accepted accounting principles.
(5) Capital expenditures represent amounts expended for property and equipment and advance location payments to location owners. Renewal capital expenditures represent the amount of capital expended assuming no net increase in the installed base of machines.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis pertains to the results of operations and financial position of the Company for the 1998 Fiscal Year, the 1997 Fiscal Year and the twelve month period ended March 29, 1996 and should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 and the Selected Historical Consolidated Financial Data included in Item 6 of this Form 10-K.

GENERAL

  The Company is principally engaged in the business of supplying outsourced laundry equipment services to multi-family housing properties. At March 31, 1998, the Company owned and operated approximately 680,000 washers and dryers in approximately 70,000 multi-family housing properties on routes throughout the United States and in 150 retail laundromats located throughout Texas. The Company, through Super Laundry, its wholly-owned subsidiary, is also a laundromat equipment distribution company.

 Sources of Revenue

  The Company's primary financial objective is to increase its cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness and for investment in both internal growth and growth through acquisitions. During the 1998 Fiscal Year and 1997 Fiscal Year, the Company experienced net losses. Such net losses are attributable in part to significant non-cash charges associated with the Company's execution of its growth strategy, namely, high levels of depreciation and amortization of contract rights and goodwill related to the addition of new machines and customers through acquisitions accounted for under the purchase method of accounting.

  The Company's most significant revenue source is its route business. The Company provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. Also included in laundry operating expenses are the cost of servicing and collections in the route business, including, payroll, parts, vehicles and other related items, the costs of sales associated with Super Laundry and certain expenses related to the operation of retail laundromats. In addition to commission payments, many of the Company's leases require the Company to make advance location payments to the location owners. These advance payments are capitalized and amortized over the life of the applicable lease.

  Other revenue sources for the Company include: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, individuals, property owners and managers of multi-family housing properties (approximately $2.9 million for the 1998 Fiscal Year); (ii) operating, maintaining and servicing retail laundromats (approximately $21.0 million for the 1998 Fiscal Year); and (iii) constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin machines and parts, and selling service contracts (approximately $26.6 million for the 1998 Fiscal
Year).

RESULTS OF OPERATIONS

  The following table sets forth the periods indicated, selected statement of operations data and EBITDA margin for the Company:

                                               SIX MONTH
                                               TRANSITION
                                                 PERIOD     PERIOD FROM
                         YEAR ENDED YEAR ENDED   ENDED    APRIL 5, 1995 TO
                         MARCH 31,  MARCH 28,  MARCH 29,   SEPTEMBER 29,
                            1998       1997       1996          1995       COMBINED
                         ---------- ---------- ---------- ---------------- --------
Revenues................     100%       100%       100%          100%         100%
Laundry operating
 expenses...............    66.9       67.4       68.0          70.1         69.0
General and
 administrative
 expenses...............     1.9        2.2        2.1           2.6          2.4
Depreciation and
 amortization...........    23.2       22.4       20.4          20.5         20.5
Operating income........     7.5        6.9        9.5           4.3          6.9
Interest expense, net...    13.7       13.0       13.5          13.2         13.4
EBITDA margin...........    31.2       30.4       30.0          27.3         28.7

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 28, 1997

  Revenues increased by approximately 57% for the 1998 Fiscal Year as compared to 1997 Fiscal Year. This improvement in revenues resulted primarily from the Company's execution of its acquisition strategy and increased route revenues resulting from internal expansion. Based on the historical revenues of acquired businesses, the Company estimates that approximately $103.0 million of its revenue increase for the 1998 Fiscal Year is primarily due to the Kwik Wash Acquisition (January 1997), the Reliable Acquisition (April 1997), and the National Coin Acquisition (July 1997). The ALI Acquisition (January 1998) and the Macke Acquisition (March 1998) also contributed to the revenue increase, but had minimal impact due to the timing of these transactions. In addition, during the 1998 Fiscal Year, the Company's installed machine base increased by approximately 19,500 machines from internal growth (excluding the machines added from the Macke Acquisition, the Reliable Acquisition, the ALI Acquisition and the National Coin Acquisition during such period) as compared to an increase of approximately 7,500 machines during the prior year's corresponding period. Included in internal growth are acquisitions of small, local route operators and new customers secured by the Company's sales force.

  Laundry operating expenses increased by approximately 56% for the 1998 Fiscal Year, as compared to the 1997 Fiscal Year. This increase was due basically to an increase in laundry operating expenses, primarily commission expense, related to the Macke Acquisition, the Kwik Wash Acquisition, the Reliable Acquisition, the ALI Acquisition and the National Coin Acquisition.

  General and administrative expenses increased by approximately $1.6 million or 34% for the 1998 Fiscal Year as compared to the 1997 Fiscal Year. The increase for the period was due to various expenses associated with (i) costs and expenses relating to the Company's acquisition strategy, including systems development and refinement relating to the integration of prior acquisitions, and (ii) additional expenses, such as accounting, management information systems and other administrative functions related to the Company's growth. However, as a percentage of revenues, general and administrative expenses were 1.9% for the 1998 Fiscal Year as compared to 2.2% for the 1997 Fiscal Year.

  Depreciation and amortization increased by approximately 63% for the 1998 Fiscal Year, as compared to the 1997 Fiscal Year, due primarily to contract rights and goodwill associated with the Macke Acquisition, the Kwik Wash Acquisition, the Reliable Acquisition, the ALI Acquisition and the National Coin Acquisition, as well as an increase in capital expenditures in respect of the Company's installed base of machines.

  The extraordinary items for the 1997 Fiscal Year consisted of costs related to the extinguishment of debt in February 1997 and the termination of the then existing revolving credit facility.

  In July 1996, Coinmach Laundry issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management. The Company recorded a stock-based compensation charge of approximately $887,000 attributable to the issuance of such stock during the 1997 Fiscal Year. In addition, for the 1998 Fiscal Year and the 1997 Fiscal Year, approximately $104,000 of receivables relating to loans to management in connection with prior purchases of Coinmach Laundry's common stock were forgiven and have been recorded as a stock-based compensation charge.

  During July and September 1996, the Company granted to certain members of management and certain other individuals non-qualified options (the "1996 Options") to purchase Common Stock at a 15% discount to the initial offering price of the Common Stock. With respect to the 1996 Options granted to its employees, the Company records such discount as a stock-based compensation charge over the applicable four year vesting period. The Company also granted options to two of its disinterested directors (the "Independent Director Options") which enable such persons to purchase an aggregate of 120,000 shares of Common Stock at the initial offering price of the Common Stock. The Company records the difference between the exercise price of Independent Director Options and the fair market value of the Common Stock on the date of grant as a stock-based compensation charge over the applicable three year vesting period.

  In September 1997, the Company granted non-qualified options (the "1997 Options") to purchase an aggregate of 200,000 shares of Common Stock to certain members of management at an exercise price of $11.90. The Company records the difference between the exercise price of the 1997 Options and the fair market value of the Common Stock on the date of grant as a stock-based compensation charge over the applicable four year vesting period. For the 1998 Fiscal Year and 1997 Fiscal Year, the Company recorded a stock-based compensation charge of approximately $1,344,000 and $1,162,000, respectively, relating to the 1997 Options, the 1996 Options and the Independent Director Options.

  Interest expense, net, increased by approximately 66% for the 1998 Fiscal Year, as compared to the prior year, due primarily to increased borrowing levels under the Amended and Restated Credit Facility in connection with certain acquisitions, as well as the increased interest due to the Bond Offering by the Company of $100 million aggregate principal amount of the Series C Notes on October 8, 1997. (See financing activities).

  EBITDA/2/ before deduction for stock-based compensation charges was approximately $101.4 million for the 1998 Fiscal Year as compared to approximately $62.8 million for the 1997 Fiscal Year, representing an improvement of approximately 61%. EBITDA margins improved to approximately 31.2% of revenues for the current year compared to approximately 30.4% of revenues for the prior year.

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

FISCAL YEAR ENDED MARCH 28, 1997 COMPARED TO THE TWELVE MONTH PERIOD ENDED MARCH 29, 1996

  The discussion below should be read in conjunction with the following table, which combines the six month transition period ended March 29, 1996 and the period from April 5, 1995 to September 29, 1995 and the combined periods to be referred to as the prior fiscal year (in thousands):

                                         SIX MONTH          PERIOD
                          YEAR ENDED TRANSITION PERIOD APRIL 5, 1995 TO
                          MARCH 28,   ENDED MARCH 29,   SEPTEMBER 29,
                             1997          1996              1995       COMBINED
                          ---------- ----------------- ---------------- --------
Revenues................   $206,852      $ 89,070          $89,719      $178,789
Laundry operating
 expenses...............    139,446        60,536           62,905       123,441
General and
 administrative
 expenses...............      4,613         1,844            2,351         4,195
Depreciation and
 amortization...........     46,316        18,212           18,423        36,635
Stock based compensation
 charge.................      2,152           --               --            --
Restructuring expenses..        --            --             2,200         2,200
                           --------      --------          -------      --------
Operating income
 (loss).................     14,325         8,478            3,840        12,318
Interest expense, net...     26,859        11,999           11,818        23,817
                           --------      --------          -------      --------
Loss before
 extraordinary items and
 income taxes...........    (12,534)       (3,521)          (7,978)      (11,499)
Income tax (benefit)
 expense................     (2,307)         (998)          (1,862)       (2,860)
                           --------      --------          -------      --------
Loss before
 extraordinary items....    (10,227)       (2,523)          (6,116)       (8,639)
Extraordinary items, net
 of tax.................       (296)       (8,925)             --         (8,925)
                           --------      --------          -------      --------
Net loss................   $(10,523)     $(11,448)         $(6,116)     $(17,564)
                           ========      ========          =======      ========

  Revenues increased by approximately 16% for the 1997 Fiscal Year as compared to the prior fiscal year. The improvement in revenues was primarily attributable to increased route revenues resulting from internal expansion, the acquisition of a regional route operator located in St. Louis, Missouri on April 1, 1996 (the "Allied Acquisition"), the Kwik Wash Acquisition and an increase in revenues from Super Laundry. The Company estimates that approximately $24.0 million of its revenue increase for the 1997 Fiscal Year is the combined result of the Kwik Wash Acquisition and the Allied Acquisition based on the historical revenue of such acquired businesses. In addition, during the 1997 Fiscal Year, the Company's installed base increased by approximately 7,500 machines from internal growth (excluding the machines added from the Kwik Wash Acquisition and the Allied Acquisition during such period) due primarily to the elimination of capital constraints existing at Solon prior to the Merger, as compared to a reduction of approximately 750 machines during the twelve months ended March 29, 1996.

  Laundry operating expenses increased by approximately 13% for the 1997 Fiscal Year, as compared to the prior fiscal year. This increase was due primarily to the Allied Acquisition and the Kwik Wash Acquisition as well as an increase in the cost of sales related to Super Laundry's increased sales volume. Such increase in laundry operating expenses was offset by the implementation of cost savings programs in the Company's field operations and the consolidation of certain operating regions.

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

  The extraordinary items for the 1997 Fiscal Year consisted of costs related to the extinguishment of debt in February, 1997 and the termination of the then existing revolving credit facility. The extraordinary items for the six month period ended March 29, 1996 consisted of costs related to the extinguishment of debt in connection with the Company's refinancing in November 1995.

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

  During the 1997 Fiscal Year, Coinmach Laundry recorded a stock-based compensation charge of approximately $1,162,000 relating to the 1996 Options and the Independent Director Options.

  Interest expense, net, increased by approximately 13% for the 1997 Fiscal Year as compared to the prior year due primarily to the Company's refinancing in November 1995 as well as entering into a credit facility with Bankers Trust Company, First Union National Bank of North Carolina and Lehman Commercial Paper, Inc. in January 1997. Partially offsetting this increase in interest expense was the decrease in the effective interest rate applied against outstanding borrowings as the result of such refinancing, as well as interest income earned on excess cash balances generated from operations.

  EBITDA/3/ was approximately $62.8 million (before deduction for stock-based compensation charges) for the 1997 Fiscal Year as compared to approximately $51.2 million (before deduction for restructuring costs) for the prior fiscal year, representing an improvement of approximately 23%. EBITDA margins improved to approximately 30% of revenues for the current year compared to approximately 29% of revenues for the prior year.

SIX MONTH TRANSITION PERIOD ENDED MARCH 29, 1996 COMPARED TO THE PERIOD OCTOBER 1, 1994 TO APRIL 4, 1995

  Prior to the merger of Solon and TCC, Solon's fiscal year was the fifty-two or fifty-three week period ended on the Friday nearest September 30. Effective upon the Merger, the Company changed its fiscal year end to the Friday nearest to March 31.
--------
/3/ EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

  The discussion below should be read in conjunction with the following table which combines the operating results of Solon and TCC for the period October 1, 1994 to April 4, 1995 (the predecessor period) (in thousands). The operating results of TCC are reflected in order to present comparable data.

                              SIX MONTH
                          TRANSITION PERIOD
                                ENDED
                           MARCH 29, 1996   PERIOD FROM OCTOBER 1, 1994 TO APRIL 4, 1995
                          ----------------- -------------------------------------------------
                           (SUCCESSOR)(1)                (PREDECESSOR)(1)(2)
                          ----------------- -------------------------------------------------
                                                 TCC            SOLON          COMBINED
                                            --------------  --------------  -----------------
Revenues................      $ 89,070      $       35,789  $       52,207  $       87,996
Laundry operating ex-
 penses.................        60,536              28,253          33,165          61,418
General and administra-
 tive expenses..........         1,844               1,345           1,539           2,884
Depreciation and amorti-
 zation.................        18,212               6,009          10,304          16,313
                              --------      --------------  --------------  --------------
Operating income........         8,478                 182           7,199           7,381
Interest expense, net...        11,999               2,464           8,928          11,392
Other expense...........           --                1,341             --            1,341
                              --------      --------------  --------------  --------------
Loss before extraordi-
 nary item and income
 taxes..................        (3,521)             (3,623)         (1,729)         (5,352)
Income tax (benefit) ex-
 pense..................          (998)                  4              50              54
                              --------      --------------  --------------  --------------
Loss before extraordi-
 nary item..............        (2,523)             (3,627)         (1,779)         (5,406)
Extraordinary item, net
 of tax.................        (8,925)                --             (848)           (848)
                              --------      --------------  --------------  --------------
Net loss................      $(11,448)     $       (3,627) $       (2,627) $       (6,254)
                              ========      ==============  ==============  ==============

--------
(1) The term "Predecessor" refers to the period in time prior to the Solon Acquisition. The term "Successor" refers to the period in time after the Solon Acquisition and includes the historical results of Solon which have been restated to include the pooling of interests of TCC. Successor is presented on a different basis of accounting and, therefore, is not comparable to the Predecessor.
(2) Certain reclassifications have been made to conform to the 1996 presentation.

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

  The extraordinary item for the six month transition period ended March 29, 1996, consisted of costs related to the extinguishment of debt in connection with the Company's refinancing in late 1995. The extraordinary item for the period ended April 4, 1995, consisted of costs related to the change in control in connection with the Solon Acquisition.

PERIOD APRIL 4, 1995 TO SEPTEMBER 29, 1995 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1994

  The discussion below should be read in conjunction with the following table which combines the Predecessor period for the six months ended September 30, 1994 (in thousands):

                                                        SIX MONTHS ENDED
                                                       SEPTEMBER 30, 1994
                                                    --------------------------
                            PERIOD APRIL 5, 1995 TO
                              SEPTEMBER 29, 1995      (PREDECESSOR)(1),(2)
                            ----------------------- --------------------------
                                (SUCCESSOR)(1)        TCC     SOLON   COMBINED
                            ----------------------- -------  -------  --------
Revenues...................         $89,719         $37,154  $51,577  $88,731
Laundry operating
 expenses..................          62,905          28,576   32,337   60,913
General and administrative
 expenses..................           2,351           1,123    1,444    2,567
Depreciation and
 amortization..............          18,423           7,576   10,966   18,542
Restructuring costs........           2,200             --       --       --
                                    -------         -------  -------  -------
Operating income (loss)....           3,840            (121)   6,830    6,709
Interest expense, net......          11,818           2,214    9,053   11,267
                                    -------         -------  -------  -------
Loss before income taxes...          (7,978)         (2,335)  (2,223)  (4,558)
Income tax (benefit)
 expense...................          (1,862)             24    3,208    3,232
                                    -------         -------  -------  -------
Net loss...................         $(6,116)        $(2,359) $(5,431) $(7,790)
                                    =======         =======  =======  =======

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In 1997, the FASB issued SFAS 130 "Reporting Comprehensive Income," and SFAS 131 "Disclosures About Segments of an Enterprise and Related Information." These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in its year ending March 31, 1999. The Company is currently evaluating what operating segments of its business may trigger disclosure requirements under SFAS 131 and believes the required disclosure will be made, if applicable, at the end of fiscal 1999. The Company does not believe that adoption of SFAS 130 will have a significant effect on the Company's consolidated financial statements and related disclosures.

LIQUIDITY AND CAPITAL RESOURCES

  The Company continues to have substantial indebtedness and debt service requirements. At March 31, 1998, the Company had outstanding long-term debt of approximately $602.2 million (excluding the premium, net, of approximately $9.3 million on the Series C Notes) and stockholders' equity of approximately $58.7 million.

 FINANCING ACTIVITIES

  Senior Note Offering and Exchange Offer

  In December 1995, the Company issued 11 3/4% Senior Notes due 2005 pursuant to the terms of an indenture, between the Company and Fleet Bank of Connecticut (formerly Shawmut Bank Connecticut, National Association) (as amended, the "Indenture") in an aggregate principal amount of $196,655,000. On March 28, 1996, Coinmach consummated a registered exchange offer, pursuant to which all issued and outstanding 11 3/4% Senior Notes due 2005 were exchanged for the Series B Notes.

  On October 8, 1997, Coinmach completed a private placement (the "Bond Offering") of $100 million aggregate principal amount of Series C Notes on substantially identical terms as its Series B Notes. The gross proceeds from the Bond Offering were $109.875 million, of which $100.0 million represented the principal amount outstanding and $9.875 million represented the payment of a premium for the Series C Notes. Coinmach used approximately $105.4 million of the net proceeds from the Bond Offering to repay indebtedness outstanding under its senior financing arrangement.

  On December 23, 1997, Coinmach commenced an offer to exchange (the "Exchange Offer") up to $296.7 million (excluding the premium on the Series C Notes discussed above) of its 11 3/4% Series D Senior Notes due 2005 (the "Series D Notes" or "Senior Notes") for any and all of its Series B Notes and its Series C Notes. The Exchange Offer expired on February 6, 1998, and, as of such date, the holders of 100% of the outstanding Series B Notes and Series C Notes tendered such notes in the Exchange Offer for Series D Notes.

  The Senior Notes, which mature on November 15, 2005, are unsecured senior obligations of Coinmach and are redeemable, at the Company's option, in whole or in part at any time or from time to time, on and after November 15, 2000, upon not less than 30 nor more than 60 days notice, at the redemption prices set forth in the Indenture, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

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

  Amended and Restated Credit Facility

  On June 2, 1997, the Company's existing credit facility with Bankers Trust Company, First Union National Bank of North Carolina, Lehman Commercial Paper, Inc. and certain other lending institutions providing for, among other things, a $130 million term loan facility and a $70 million revolving credit facility, was amended to, among other things, increase the existing term loan facility by $60.0 million, of which $50.0 million was used to repay outstanding revolver borrowings under such facility. The credit facility, as amended, consisted of a $70 million revolving credit facility and a $190 million term loan facility, which was comprised of a Tranche A term loan in the amount of $30.0 million and a Tranche B term loan in the amount of $160.0 million. Such amended credit facility also provided for up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $5 million.

  In December 1997, the Company's credit facility was amended to provide for an aggregate of $235 million of secured financing consisting of: (i) a $35 million working capital revolving credit facility bearing interest at an annual rate of LIBOR plus 1.50%; (ii) a $125 million acquisition revolving credit facility bearing interest at an annual rate of LIBOR plus 1.50%; and
(iii) a $75 million Tranche A term loan facility bearing interest at an annual rate of LIBOR plus 2.00%.

  In March 1998, concurrently with the Macke Acquisition, the Company once again amended and restated its senior financing agreement (as amended and restated, the "Amended and Restated Credit Facility"), on substantially similar terms, providing for approximately $200 million of additional financing consisting of a Tranche B term loan bearing interest at an annual rate of LIBOR plus 2.25%. Under the Amended and Restated Credit Facility, the working capital revolving credit facility and the acquisition revolving credit facility are expected to mature on December 31, 2003, the Tranche A term loan facility is expected to mature on December 31, 2004, and the Tranche B term loan facility is expected to mature on June 30, 2005.

  Interest on the Company's borrowings under the Amended and Restated Credit Facility is payable quarterly in arrears with respect to Base Rate Loans and the last day of each applicable interest period with respect to Eurodollar Loans and at a rate per annum no greater than the sum of the Applicable Base Rate Margin plus the Base Rate or the sum of the Applicable Eurodollar Margin plus the Eurodollar Rate (in each case, as defined in the Amended and Restated Credit Facility).

  To manage its exposure to fluctuations in interest rates, the Company entered into interest rate swap agreements, relating to its variable rate debt portfolio. On February 23, 1998, the Company entered into a 33 month $75 million notional amount interest rate swap transaction with Bankers Trust Company to fix the monthly

LIBOR interest rate under the Amended and Restated Credit Facility at 5.71%. On March 2, 1998, the Company entered into a 32 month, $100 million notional amount interest rate swap transaction with First Union National Bank of North Carolina to fix the monthly LIBOR interest rate under a portion of the Amended and Restated Credit Facility at 5.83%. On April 7, 1998, the Company entered into a 31 month, $75 million notional amount interest rate swap transaction with Bankers Trust Company to fix the monthly LIBOR interest rate under a portion of the Amended and Restated Credit Facility at 5.75%. At March 31, 1998, the monthly variable LIBOR interest rate was 5.6875%. The Company does not use derivative financial instruments for trading purposes.

  Indebtedness under the Amended and Restated Credit Facility is secured by all of the Company's real and personal property. The Company has guaranteed the indebtedness under the Amended and Restated Credit Facility and pledged to Bankers Trust Company, as Collateral agent, its interests in all of the issued and outstanding shares of capital stock of the Company.

  Subject to the terms and conditions of the Amended and Restated Credit Facility, the Company may, at its option, convert Base Rate Loans (as defined in the Amended and Restated Credit Facility) into Eurodollar Loans (as defined in the Amended and Restated Credit Facility). Interest on the Company's borrowings under the Amended and Restated Credit Facility is payable at a rate per annum no greater than the sum of the Applicable Base Rate Margin plus the Base Rate or the sum of the Applicable Eurodollar Margin plus the Eurodollar Rate (in each case, as defined in the Amended and Restated Credit Facility).

  The Amended and Restated Credit Facility contains a number of restrictive covenants and agreements, including covenants with respect to limitations on
(i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of Coinmach Laundry or its subsidiaries or the purchase, redemption or other acquisition of any capital stock of Coinmach Laundry or its subsidiaries); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Amended and Restated Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain equity securities of the Company; and (xiii) creation of subsidiaries. The Amended and Restated Credit Facility also requires that the Company satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.

  The Amended and Restated Credit Facility contains certain events of default, including the following: (i) the failure of the Company to pay any of its obligations under the Amended and Restated Credit Facility when due; (ii) certain failures by the Company to pay principal or interest on indebtedness or certain breaches or defaults by the Company in respect of certain indebtedness, in each case, after the expiration of any applicable grace periods; (iii) certain defaults by the Company in the performance or observance of the agreements or covenants under the Amended and Restated Credit Facility or related agreements, beyond any applicable cure periods;
(iv) the falsity in any material respect of certain of the Company's representations or warranties under the Amended and Restated Credit Facility;
(v) certain judgments against the Company; and (vi) certain events of bankruptcy or insolvency of the Company.

  Operating and Investing Activities

  The Company's level of indebtedness will have several important effects on its future operations including, but not limited to, the following: (i) a significant portion of the Company's cash flow from operations will be required to pay interest on its indebtedness; (ii) the financial covenants contained in certain of the agreements governing the Company's indebtedness will require the Company to meet certain financial tests and may limit its ability to borrow additional funds or to dispose of assets; (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (iv) the Company's ability to adapt to changes in the outsourced laundry equipment services industry and to economic conditions in general could be limited.

  As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewals and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the 1998 Fiscal Year were approximately $353.7 million (including approximately $2.3 million promissory note in connection with the acquisition of a small route operator and approximately $1.2 million relating to capital lease obligations). Of such amount, the Company spent approximately $295.0 million in acquisition and related transaction costs, primarily the Macke Acquisition, the Reliable Acquisition, the ALI Acquisition and the National Coin Acquisition, and approximately $21.1 million related to the net increase in the installed base of machines of 19,500 machines. The balance of approximately $37.6 million was used to maintain the existing machine base (which consist of machine expenditures, advance location payments and laundry room improvements) in current locations and the replacement of discontinued locations and for general corporate purposes. The full impact on revenues and cash flow generated from capital expended on acquisitions and the net increase in the installed based are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on the timing of the capital expended. The Company anticipates that capital expenditures, excluding acquisitions and internal growth, will be approximately $62.0 million for the twelve months ending March 31, 1999. Such increase relative to fiscal 1998 is primarily attributable to the Company's recent acquisition activities. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

  The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. In connection with certain of the financing agreements governing the Company's indebtedness, the Company is required to make monthly cash interest payments as required by the Amended and Restated Credit Facility and semi-annual cash interest payments as required by the Senior Notes.

  Management believes that the Company's future operating activities will generate sufficient cash flow to repay indebtedness outstanding under the Senior Notes and borrowings under the Amended and Restated Credit Facility or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indentures governing the Senior Notes or in the credit agreement evidencing the Amended and Restated Credit Facility could result in an acceleration of all amounts due under such indentures and the Amended and Restated Credit Facility. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the Amended and Restated Credit Facility, or the indentures governing the Senior Notes.

  Certain Accounting Treatment

  The Company's depreciation and amortization expenses, aggregating approximately $75.5 million for the 1998 Fiscal Year, have the effect of reducing net income but not operating cash flow. In accordance with generally accepted accounting principles, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods of up to 15 years.

YEAR 2000 COMPLIANCE

  The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. During the 1998 Fiscal Year, the Company determined that it needed to modify significant portions of its software so that its information systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, customers, and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems.

  The Company's comprehensive year 2000 initiative is being managed by a team of internal and external staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company anticipates its information systems transformation for year 2000 compliance will be completed in the fall of 1999. While the Company believes its planning efforts are adequate to address its year 2000 concerns, there can be no guarantee that its computer systems or the computer systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the operations of the Company. The cost of the year 2000 initiative is not expected to be material to the Company's results of operation or financial condition.

INFLATION AND SEASONALITY

  In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation, and the effects of inflation may be experienced by the Company in future periods. Management believes that such effects have not been nor will be material to the Company. The Company's business generally is not seasonal.

FORWARD LOOKING STATEMENTS

  Certain statements and information contained in this Form 10-K and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward looking statements and information that are based on the beliefs of the Company's management as well as estimates and assumptions made by, and information currently available to, the Company's management. Forward looking statements are those that are not historical facts. When used in SEC Filings, the words "anticipate," "project," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties that may be beyond the Company's control. Such risks and uncertainties, together with any risks and uncertainties specifically identified in the text surrounding such forward looking statements, include, but are not limited to, the Company's ability to satisfy its debt service requirements, the costs of integration of acquired businesses and realization of anticipated synergies, increased competition, availability of capital to finance capital expenditures necessary to increase and maintain the Company's operating machine base, the rate of growth in general and administrative expenses due to the Company's business expansion, the Company's dependence upon lease renewals, risks of extended periods of reduced occupancy levels, and the ability of the Company to implement its business strategy, including the acquisition and successful integration and operation of acquired businesses. Other risks and uncertainties also include changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, competitors, legislative, regulatory, judicial and other governmental authorities. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's future performance and actual results of operations may vary significantly from those anticipated, projected, believed, estimated, expected, intended or planned.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is not required to disclose information pursuant to this item until its fiscal year ended March 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Audited consolidated financial statements and the notes thereto are contained in pages F-1 through F-26 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Information concerning the directors and executive officers of the Company is set forth in the Proxy Statement to be provided to stockholders in connection with the Company's 1998 Annual Meeting of Stockholders under the caption "Security Ownership of the Company--Section 16(a) Beneficial Ownership Reporting Compliance" and each of the headings "Election of Directors" and "Executive Officers," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of the Company," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

    (1) Financial Statements--see Index to Financial Statements appearing on Page F-1.

    (2) Exhibits:

  EXHIBIT
 NUMBER(1)                              DESCRIPTION
 ---------                              -----------
    3.1    Third Amended and Restated Certificate of Incorporation of Coinmach
           Laundry (incorporated by reference from exhibit 3.1 to Coinmach
           Laundry's Form 10-Q for the quarterly period ended September 27,
           1996, file number 1-11907)
    3.2    Certificate of Powers, Designations, Preferences and Relative
           Participating, Optional and other Special Rights of Series A
           Preferred Stock and Qualifications, Limitations and Restrictions
           Thereof (incorporated by reference from exhibit 3.2 to Coinmach
           Laundry's Form 10-Q for the quarterly period ended June 28, 1996, file number 1-11907)
    3.3    Third Amended and Restated Bylaws of Coinmach Laundry (incorporated by reference from exhibit 3.1 to Coinmach Laundry's Form 10-Q for the quarterly period ended September 27, 1996, file number 1-11907)
   10.1    Indenture, dated as of November 30, 1995, by and between Coinmach
           Corporation ("Coinmach"), as Issuer, and Fleet National Bank of
           Connecticut (formerly, Shawmut Bank Connecticut, National
           Association), as Trustee (incorporated by reference from exhibit number 4.1 to Coinmach's Registration Statement on Form S-1, file number 333-00620)
   10.2    First Supplemental Indenture, dated as of December 11, 1995, by and between Coinmach, as Issuer, and Fleet National Bank of Connecticut
           (formerly, Shawmut Bank Connecticut, National Association), as
           Trustee (incorporated by reference from exhibit number 4.2 to
           Coinmach's Registration Statement on Form S-1, file number 333-
           00620)
   10.3    First Supplemental Indenture, dated as of November 28, 1995, by and between Solon Automated Services, Inc. ("Solon") and U.S. Trust
           Company of New York, as Trustee (incorporated by reference from exhibit number 4.3 to Coinmach's Registration Statement on Form S-1, file number 333-00620)
   10.4    Registration Rights Agreement, dated as of November 30, 1995, by and between Coinmach and Lazard Freres & Co. LLC ("Lazard"), as Initial
           Purchaser (incorporated by reference from exhibit number 4.6 to
           Coinmach's Registration Statement on Form S-1, file number 333-
           00620)
   10.5    Addendum to Registration Rights Agreement, dated December 14, 1995, by and between Coinmach and Lazard, as Initial Purchaser
           (incorporated by reference from exhibit number 4.8 to Coinmach's
           Registration Statement on Form S-1, file number 333-00620)
   10.6    Employment Agreement, dated as of August 4, 1995, by and between
           Solon and John E. Denson (incorporated by reference from exhibit number 10.13 to Coinmach's Registration Statement on Form S-1, file number 333-00620)
   10.7    Employment Agreement, dated as of July 1, 1995, by and between
           Solon, Michael E. Stanky and Golder Thoma Cressey Rauner Fund IV,
           L.P. ("GTCR Fund IV") (incorporated by reference from exhibit number
           10.14 to Coinmach's Registration Statement on Form S-1, file number
           333-00620)
   10.8    Equity Purchase Agreement, dated as of July 26, 1995, between GTCR
           Fund IV and SAS Acquisitions Inc. ("SAS"), subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.21 to Coinmach Laundry's
           Registration Statement on Form S-1, file number 333-03587)

--------
(1) Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

  EXHIBIT
 NUMBER(1)                              DESCRIPTION
 ---------                              -----------
   10.9    Investor Purchase Agreement, dated as of July 26, 1995, among SAS,
           GTCR Fund IV, Heller Financial, Inc. ("Heller"), Jackson National
           Life Insurance Company, Jackson National Life Insurance Company of
           Michigan, James N. Chapman, Michael E. Marrus, President and Fellows
           of Harvard College ("Harvard"), MCS Capital, Inc., Mitchell Blatt,
           and Michael Stanky, subsequently amended by the Omnibus Agreement
           (as hereinafter defined) (incorporated by reference from exhibit number 10.22 to Coinmach Laundry's Registration Statement on Form S-
           1, file number 333-03587)
   10.10   Executive Stock Agreement, dated as of July 26, 1995, among SAS,
           GTCR Fund IV, MCS Capital, Inc., Mitchell Blatt, Robert M. Doyle and
           Michael Stanky (with spousal consents), subsequently amended by the
           Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.23 to Coinmach Laundry's
           Registration Statement on Form S-1, file number 333-03587)
   10.11   Registration Agreement, dated as of July 26, 1995, among SAS and each of the SAS Stockholders, subsequently amended by the Omnibus
           Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.25 to Coinmach Laundry's Registration Statement on
           Form S-1, file number 333-03587)
   10.12   Dealer Manager Agreement, dated October 20, 1995, by and among The
           Coinmach Corporation ("TCC"), Solon, Lazard and Fieldstone Private
           Capital Group, L.P. (incorporated by reference from exhibit number
           10.17 to Coinmach's Registration Statement on Form S-1, file number
           333-00620)
   10.13   Purchase Agreement, dated November 15, 1995, by and among TCC, Solon and Lazard (incorporated by reference from exhibit number 10.18 to
           Coinmach's Registration Statement on Form S-1, file number 333-
           00620)
   10.14   Addendum to Purchase Agreement, dated December 11, 1995, by and between Coinmach and Lazard (incorporated by reference from exhibit number 10.19 to Coinmach's Registration Statement on Form S-1, file number 333-00620)
   10.15   Omnibus Agreement, dated as of November 30, 1995, among SAS, Solon,
           TCC and each of the other parties executing a signature page thereto
           (the "Omnibus Agreement") (incorporated by reference from exhibit number 10.20 to Coinmach's Registration Statement on Form S-1, file number 333-00620)
   10.16   Amended and Restated Management and Consulting Services Agreement,
           dated as of November 30, 1995, by and between GTCR Fund IV and SAS
           (incorporated by reference from exhibit number 10.42 to Coinmach
           Laundry's Registration Statement on Form S-1, file number 333-03587)
   10.17   Amended and Restated Stockholders Agreement, dated as of November
           30, 1995, among SAS and the signatories thereto (incorporated by reference from exhibit number 10.43 to Coinmach Laundry's
           Registration Statement on Form S-1, file number 333-03587)
   10.18   Second Amended and Restated 1996 Employee Stock Option Plan of
           Coinmach Laundry (incorporated by reference from exhibit 10.1 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended
           September 27, 1996 file number 1-11907)
   10.19   Reclassification Agreement among Coinmach Laundry and the
           signatories thereto, dated July 17, 1996 (incorporated by reference from exhibit 10.45 to Coinmach Laundry's Form 10-Q for the quarterly period ended June 28, 1996, file number 1-11907)
   10.20   Option Agreement between Coinmach Laundry and MCS Capital, Inc., dated July 23, 1996 (incorporated by reference from exhibit 10.46 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended June 28,
           1996, file number 1-11907)
   10.21   Option Agreement between Coinmach Laundry and Ronald S. Brody, dated
           July 23, 1996 (incorporated by reference from exhibit 10.47 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended June 28,
           1996, file number 1-11907)

--------
(1) Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

  EXHIBIT
 NUMBER(1)                              DESCRIPTION
 ---------                              -----------
   10.22   Option Agreement between Coinmach Laundry and James N. Chapman, dated July 23, 1996 (incorporated by reference from exhibit 10.48 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended June 28,
           1996, file number 1-11907)
   10.23   Option Agreement between Coinmach Laundry and Robert M. Doyle, dated
           July 23, 1996 (incorporated by reference from exhibit 10.49 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended June 28,
           1996, file number 1-11907)
   10.24   Option Agreement between Coinmach Laundry and Michael E. Stanky, dated July 23, 1996 (incorporated by reference from exhibit 10.50 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended June 28,
           1996, file number 1-11907)
   10.25   Option Agreement between Coinmach Laundry and David A. Siegel, dated
           July 23, 1996 (incorporated by reference from exhibit 10.51 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended June 28,
           1996, file number 1-11907)
   10.26   Option Agreement between Coinmach Laundry and R. Daniel Osborne, dated July 23, 1996 (incorporated by reference from exhibit 10.52 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended June 28,
           1996, file number 1-11907)
   10.27   Option Agreement between Coinmach Laundry and John E. Denson, dated
           July 23, 1996 (incorporated by reference from exhibit 10.53 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended June 28,
           1996, file number 1-11907)
   10.28   Form of Option Agreement Relating to the Second Amended and Restated
           1996 Employee Stock Option Plan (incorporated by reference from exhibit 10.2 to Coinmach Laundry's Form 10-Q for the quarterly period ended September 27, 1996, file number 1-11907)
   10.29   Omnibus Amendment to Option Agreements, dated as of September 17,
           1996, by and among Coinmach Laundry, MCS Capital, Inc., Ronald S.
           Brody, James N. Chapman, Robert M. Doyle, Michael E. Stanky, David
           E. Siegel, R. Daniel Osborne, John E. Denson, James McDonnell,
           Russell Harrison, Charles Prato and Michael E. Marrus (incorporated by reference from exhibit 10.3 to Coinmach Laundry's Form 10-Q for the quarterly period ended September 27, 1996, file number 1-11907)
   10.30   Option Agreement, dated as of September 17, 1996, by and between
           Coinmach Laundry and Arthur B. Laffer (incorporated by reference from exhibit 10.4 to Coinmach Laundry's Form 10-Q for the quarterly period ended September 27, 1996, file number 1-11907)
   10.31   Option Agreement, dated as of September 17, 1996, by and among
           Coinmach Laundry and Stephen G. Cerri (incorporated by reference from exhibit 10.5 to Coinmach Laundry's Form 10-Q for the quarterly period ended September 27, 1996, file number 1-11907)
   10.32   Waiver of Registration Rights, dated May 8, 1996 among Coinmach
           Laundry and the signatories thereto (incorporated by reference from exhibit number 10.54 to Coinmach Laundry's Registration Statement on
           Form S-1, file number 333-03587)
   10.33   Voting Agreement among Coinmach Laundry and the signatories thereto, dated July 23, 1996 (incorporated by reference from exhibit 10.55 to
           Coinmach Laundry's Form 10-Q for the quarterly period ended June 28,
           1996, file number 1-11907)
   10.34   Termination Agreement, dated as of July 23, 1996, by and between
           GTCR Fund IV and Coinmach Laundry (incorporated by reference from exhibit 10.56 to Coinmach Laundry's Form 10-Q for the quarterly period ended June 28, 1996, file number 1-11907)
   10.35   Commitment Letter, dated November 22, 1996, from Bankers Trust
           Company ("Bankers Trust"), First Union Bank of North Carolina
           ("First Union") and Lehman Commercial Paper, Inc. ("Lehman"),
           addressed to Coinmach Laundry (incorporated by reference from exhibit 10.1 to Coinmach Laundry's Form 10-Q for the quarterly period ended December 27, 1996, file number 1-11907)

--------
(1) Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

  EXHIBIT
 NUMBER(1)                              DESCRIPTION
 ---------                              -----------
   10.36   Stock Purchase Agreement, dated November 25, 1996, by and among
           Tamara Lynn Ford, Robert Kyle Ford, Traci Lea Ford, Tucker F.
           Enthoven, Richard F. Enthoven, Richard Franklin Ford, Jr., Trustee
           u/d/t February 4, 1994, KWL, Inc., Kwik-Wash Laundries, Inc., Kwik
           Wash Laundries, L.P. and Coinmach (the "Stock Purchase Agreement")
           (incorporated by reference from exhibit 10.2 to Coinmach Laundry's
           Form 10-Q for the quarterly period ended December 27, 1996, file number 1-11907)
   10.37   First Amendment to Stock Purchase Agreement, dated as of January 8,
           1997 (incorporated by reference from exhibit 10.3 to Coinmach
           Laundry's Form 10-Q for the quarterly period ended December 27,
           1996, file number 1-11907)
   10.38   Registration Rights Agreement, dated as of March 14, 1997, between
           Coinmach and Atlanta Washer & Dryer Leasing, Inc. (incorporated by reference from exhibit 10.51 to Coinmach Laundry's Form 10-K for the fiscal year ended March 28, 1997, file number 1-11907)
   10.39   Amended and Restated Employment Agreement, dated as of June 1, 1996, by and between Coinmach and John E. Denson (incorporated by reference from exhibit 10.56 to Coinmach Laundry's Registration
           Statement on Form S-1, file number 333-03587)
   10.40   Promissory Note, dated February 11, 1997, of Stephen R. Kerrigan in favor of Coinmach (incorporated by reference from exhibit 10.53 to
           Coinmach Laundry's Form 10-K for the fiscal year ended March 28,
           1997, file number 1-11907)
   10.41   Underwriting Agreement, dated July 17, 1996, by and among Coinmach
           Laundry and Lehman Brothers, Inc., Dillon, Read & Co., Inc., Lazard
           and Fieldstone FPCG Services, L.P. (collectively, the
           "Representatives") (incorporated by reference from exhibit 10.54 to
           Coinmach Laundry's Form 10-K for the fiscal year ended March 28,
           1997, file number 1-11907)
   10.42   Lock-Up Agreements, dated July 23, 1996, among Coinmach Laundry and the Representatives (incorporated by reference from exhibit 10.55 to
           Coinmach Laundry's Form 10-K for the fiscal year ended March 28,
           1997, file number 1-11907)
   10.43   Promissory Note, dated January 8, 1997, of Coinmach Laundry in favor of Richard F. Enthoven, as agent for Tamara Lynn Ford, Richard Kyle
           Ford, Traci Lea Ford, Tucker F. Enthoven, Richard F. Enthoven, and
           Richard Franklin Ford, Jr., Trustee u/d/t February 4, 1994
           (incorporated by reference from exhibit 10.56 to Coinmach Laundry's
           Form 10-K for the fiscal year ended March 28, 1997, file number 1-
           11907)
   10.44   Tax Cooperation Agreement, dated as of January 8, 1997, by and among
           Kwik Wash Laundries, L.P., KWL, Inc., Kwik-Wash Laundries, Inc.,
           Coinmach and the Sellers (incorporated by reference from exhibit
           10.57 to Coinmach Laundry's Form 10-K for the fiscal year ended
           March 28, 1997, file number 1-11907)
   10.45   Consulting Services Agreement, dated as of January 8, 1997, by and between Richard F. Enthoven and Coinmach (incorporated by reference from exhibit 10.58 to Coinmach Laundry's Form 10-K for the fiscal year ended March 28, 1997, file number 1-11907)
   10.46   Credit Agreement dated January 8, 1997, among Coinmach, the Lending
           Institutions listed therein, Bankers Trust, First Union and Lehman
           (incorporated by reference from exhibit 10.59 to Coinmach Laundry's
           Form 10-K for the fiscal year ended March 28, 1997, file number 1-
           11907)
   10.47   Tranche A Term Notes, each dated January 8, 1997, by Coinmach in favor of each of Bankers Trust, First Union, Lehman, Heller, The
           Nippon Credit Bank, Ltd., Credit Lyonnais New York Branch, Bank of
           Scotland and Bank of Boston (incorporated by reference from exhibit
           10.60 to Coinmach Laundry's Form 10-K for the fiscal year ended
           March 28, 1997, file number 1-11907)

--------
(1) Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

  EXHIBIT
 NUMBER(1)                              DESCRIPTION
 ---------                              -----------
   10.48   Tranche B Term Notes, each dated January 8, 1997, by Coinmach in favor of each of Bankers Trust, First Union, Lehman, Fleet National
           Bank, Heller, The Nippon Credit Bank, Ltd., Bank of Scotland, Bank
           of Boston, Massachusetts Mutual Life Insurance Company, Pilgrim
           America Prime Rate Trust, Prime Income Trust, The Ing Capital Senior
           Secured High Income Fund, L.P., and Merrill Lynch Senior Floating
           Rate Fund, Inc. (incorporated by reference from exhibit 10.61 to
           Coinmach Laundry's Form 10-K for the fiscal year ended March 28,
           1997, file number 1-11907)
   10.49   Revolving Notes, each dated January 8, 1997, by Coinmach in favor of each of Bank of Boston, Bankers Trust, First Union, Lehman, Fleet
           National Bank, Heller, The Nippon Credit Bank, Ltd., Credit Lyonnais
           New York Branch, and Bank of Scotland (incorporated by reference from exhibit 10.62 to Coinmach Laundry's Form 10-K for the fiscal year ended March 28, 1997, file number 1-11907)
   10.50   Swing Line Note, dated January 8, 1997, in the principal amount of
           $5,000,000 in favor of Bankers Trust (incorporated by reference from exhibit 10.63 to Coinmach Laundry's Form 10-K for the fiscal year ended March 28, 1997, file number 1-11907)
   10.51   Holders Pledge Agreement, dated January 8, 1997, made by Coinmach
           Laundry to Bankers Trust and Richard F. Enthoven, as Seller Agent
           (incorporated by reference from exhibit 10.64 to Coinmach Laundry's
           Form 10-K for the fiscal year ended March 28, 1997, file number 1-
           11907)
   10.52   Borrower Pledge Agreement, dated January 8, 1997, made by Coinmach to Bankers Trust (incorporated by reference from exhibit 10.65 to
           Coinmach Laundry's Form 10-K for the fiscal year ended March 28,
           1997, file number 1-11907)
   10.53   Security Agreement, dated January 8, 1997, between Coinmach and
           Bankers Trust and the Assignment of Security Interest in United
           States Trademarks and Patents (incorporated by reference from exhibit 10.66 to Coinmach Laundry's Form 10-K for the fiscal year ended March 28, 1997, file number 1-11907)
   10.54   Collateral Assignment of Leases, dated January 8, 1997, by Coinmach in favor of Bankers Trust (incorporated by reference from exhibit
           10.67 to Coinmach Laundry's Form 10-K for the fiscal year ended
           March 28, 1997, file number 1-11907)
   10.55   Collateral Assignment of Location Leases, dated January 8, 1997, by
           Coinmach in favor of Bankers Trust (incorporated by reference from exhibit 10.68 to Coinmach Laundry's Form 10-K for the fiscal year ended March 28, 1997, file number 1-11907)
   10.56   Amendment to Investor Purchase Agreements, dated January 8, 1997, by and among Coinmach Laundry, GTCR Fund IV, Coinmach, Heller, Jackson
           National Life Insurance Company, individually and as successor by merger with Jackson National Life Insurance Company of Michigan
           (collectively, "JNL"), Harvard, James N. Chapman and Michael E.
           Marrus (incorporated by reference from exhibit 10.69 to Coinmach
           Laundry's Form 10-K for the fiscal year ended March 28, 1997, file number 1-11907)
   10.57   Amendment to Investor Purchase Agreement, dated January 8, 1997, by and among Coinmach Laundry, GTCR Fund IV, Heller, JNL, Harvard, MCS
           Capital, Inc., James N. Chapman, Michael E. Marrus, Mitchell Blatt
           and Michael Stanky (incorporated by reference from exhibit 10.70 to
           Coinmach Laundry's Form 10-K for the fiscal year ended March 28,
           1997, file number 1-11907)
   10.58   Promissory Note, dated March 24, 1997, of John E. Denson in favor of
           Coinmach (incorporated by reference from exhibit 10.71 to Coinmach
           Laundry's Form 10-K for the fiscal year ended March 28, 1997, file number 1-11907)
   10.59   Deed of Trust, Security Agreement, Assignment of Leases, Rents and
           Profits, Financing Statement and Fixture Filing, made by Coinmach to
           Bankers Trust, as executed on March 27, 1997 and recorded with the
           County Clerk of Dallas County, Texas on April 7, 1997 (incorporated by reference from exhibit 10.72 to Coinmach Laundry's Form 10-K for the fiscal year ended March 28, 1997, file number 1-11907)

--------
(1) Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

  EXHIBIT
 NUMBER(1)                              DESCRIPTION
 ---------                              -----------
   10.60   Asset Purchase Agreement, dated July 17, 1997, by and among Whitmer
           Vend-O-Mat Laundry Services, Inc., Stephen P. Close, Kimberly A.
           Close, Ruth D. Close, 5:06 am Kimberly A. Close, Ruth D. Close and
           Stephen P. Close, as trustees of the Alvin D. Close Trust, SPC
           Management, Inc. and Coinmach (incorporated by reference from exhibit number 10.57 to Coinmach's Form 10-Q for the quarterly period ended September 26, 1997, file number 1-11907)
   10.61   Stock Purchase Agreement, dated July 17, 1997, by and among Kimberly
           A. Close, Stephen P. Close, Ruth D. Close, Kimberly A. Close, Ruth
           D. Close and Stephen P. Close, as trustees of the Alvin D. Close
           Trust, National Coin Laundry Holding, Inc, National Coin Laundry,
           Inc., National Laundry Equipment Company and Coinmach (incorporated by reference from exhibit number 10.56 to Coinmach's Form 10-Q for the quarterly period ended September 26, 1997, file number 1-11907)
   10.62   Amendment No. One and Waiver, dated as of June 2, 1997, to the
           Credit Agreement dated as of January 8, 1997, among Coinmach,
           Coinmach Laundry, the lending institutions named therein, Bankers
           Trust, First Union and Lehman (incorporated by reference from exhibit number 10.73 to Coinmach Laundry's Form 10-Q for the quarterly period ended June 27, 1997, file number 1-11907)
   10.63   Amendment No. Two and Waiver, dated as of October 7, 1997, to the
           Credit Agreement, dated as of January 8, 1997, as amended by
           Amendment No. 1 dated as of June 2, 1997, among Coinmach, Coinmach
           Laundry, the lending institutions from time to time a party thereto,
           Bankers Trust, First Union and Lehman (incorporated by reference from exhibit number 10.4 to Coinmach Laundry's Form 8-K/A Amendment
           No. 1 dated October 8, 1997, file number 1-11907)
   10.64   Indenture, dated as of October 8, 1997, by and between Coinmach and
           State Street ("State Street") (incorporated by reference from exhibit number 4.1 to Coinmach Laundry's Form 8-K dated October 8,
           1997, file number 1-11907)
   10.65   Purchase Agreement, dated as of October 1, 1997, by and among
           Coinmach, Jefferies and Company, Inc. ("Jefferies"), Lazard, BT
           Alex. Brown Incorporated ("BT Alex. Brown") and First Union Capital
           Markets Corp. (incorporated by reference from exhibit 10.1 to
           Coinmach Laundry's Form 8-K dated October 8, 1998, file number 1-
           11907)
   10.66   Registration Rights Agreement, dated October 8, 1997, by and among
           Coinmach, Jefferies, Lazard, BT Alex. Brown and First Union Capital
           Markets Corp. (incorporated by reference from exhibit 10.2 to
           Coinmach Laundry's Form 8-K dated October 8, 1998, file number 1-
           11907)
   10.67   Second Supplement Indenture, dated as of October 8, 1997 (Supplement to Indenture dated as of November 11, 1995) from Coinmach to State
           Street Bank (incorporated by reference from exhibit 10.3 to Coinmach
           Laundry's Form 8-K dated October 8, 1998, file number 1-11907)
   10.68   Amended and Restated Employment Agreement, dated September 5, 1996, by and between John E. Denson and Coinmach (incorporated by reference from exhibit 10.4 to Coinmach Laundry's Registration
           Statement on Form S-3, file number 333-37881)
   10.69   Form of Underwriting Agreement, dated as of November, 1997, by and among Coinmach Laundry, BT Alex. Brown, Lehman Brothers, Inc.,
           Raymond James & Associates, Inc., Wheat, First Securities, Inc. and
           Jefferies (incorporated by reference from exhibit 1.1 to Coinmach
           Laundry's Registration Statement on Form S-3, file number 333-37881)
   10.70   Purchase Agreement, dated as of January 20, 1998, by and among
           Coinmach, Matthew A. Spagat, Jerome P. Seiden, Macke Laundry Service
           Midwest Limited Partnership, JPS Laundry, Inc., Macke Laundry
           Service, Inc., Coin Controlled Washers, Inc., Macke Laundry Service-
           Central Limited Partnership, Macke Services-Texas, Inc., Superior
           Coin, Inc., Superior Coin II, Inc., and Advance/Macke Domestic
           Machines, Inc. (incorporated by reference from exhibit 10.59 to
           Coinmach Laundry's Form 8-K dated March 2, 1998, file number 1-
           11907)

--------
(1) Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

  EXHIBIT
 NUMBER(1)                              DESCRIPTION
 ---------                              -----------
   10.71   Amendment No. 1, dated as of March 2, 1998, to Purchase Agreement, dated as of January 20, 1998, by and among Coinmach, Matthew A.
           Spagat, Jerome P. Seiden, Macke Laundry Service Midwest Limited
           Partnership, JPS Laundry, Inc., Macke Laundry Service, Inc., Coin
           Controlled Washers, Inc., Macke Laundry Service-Central Limited
           Partnership, Macke Services-Texas, Inc., Superior Coin, Inc.,
           Superior Coin II, Inc., and Advance/Macke Domestic Machines, Inc.
           (incorporated by reference from exhibit 10.60 to Coinmach Laundry's
           Form 8-K dated March 2, 1998, file number 1-11907)
   10.72   Second Amended and Restated Credit Agreement, dated as of March 2,
           1998, among Coinmach, Coinmach Laundry, First Union, as Syndication
           Agent, Bankers Trust, as Administrative Agent, and the Banks party thereto (incorporated by reference from exhibit 10.61 to Coinmach
           Laundry's Form 8-K dated March 2, 1998, file number 1-11907)
   10.73   First Amendment to the Second Amended and Restated Credit Agreement,
           dated as of March 2, 1998, among Coinmach, Coinmach Laundry, First
           Union, as Syndication gent, Bankers Trust, as Administrative Agent, and the Banks party thereto (incorporated by reference from exhibit
           10.62 to Coinmach Laundry's Form 8-K dated March 2, 1998, file number 1-11907)
   10.74   Supply Agreement, dated as of May 13, 1997, by and among Coinmach,
           SLEC and Raytheon Appliances, Inc. (incorporated by reference from exhibit 10.58 to Coinmach Laundry's Form 10-Q for the quarterly period ended December 26, 1997, file number 1-11907) (superceded by exhibit 10.75 of this report)
   10.75   Supply Agreement, dated as of May 1, 1998, by and among Coinmach,
           SLEC and Raytheon Commercial Laundries, LLC (certain portions of this exhibit were omitted pursuant to the grant of a request for confidential treatment)
   16.1    Letter, dated June 29, 1995, from Arthur Andersen LLP to the
           Securities and Exchange Commission regarding change in certifying accountants (incorporated by reference from exhibit 16.1 to
           Coinmach's Registration Statement on Form S-1, file number 333-
           00620)
   21.1    Subsidiaries of Coinmach Laundry
   27.1    Financial Data Schedule

--------
(1) Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

  (b) Reports on Form 8-K.

  During the twelve month period ended March 31, 1998, the Company filed the following reports:

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

      (5) Current Report on Form 8-K, dated March 2, 1998, reporting in Items 2, 7 and 8 thereof, (A) the completion of the acquisition (the "Macke Acquisition") of (i) 100% of the outstanding partnership interests of Macke Laundry Service Limited Partnership held by Macke Laundry Service Midwest Limited Partnership, MAS Laundry Inc., JPS Laundry, Inc. and Macke Laundry Service, Inc. and (ii) substantially all of the assets of Coin Controlled Washers, Inc., Macke Laundry Service-Central Limited Partnership, Macke Laundry Services-Texas, Inc., Superior Coin, Inc., Superior Coin II, Inc. and Advance/Macke Domestic Machines, Inc. (collectively, the "Macke Entities") by Coinmach Corporation for an aggregate purchase price of approximately $213 million and (B) a change in the Company's fiscal year from the 52 or 53 week period ending on the last Friday of March to the twelve consecutive months ending March 31;

      (6) Amendment No. 1 on Form 8-K/A to Current Report on Form 8-K, dated March 2, 1998, reporting in Items 2 and 7 thereof, the completion of the Macke Acquisition, together with the audited combined financial statements for the Macke Entities for the years ended June 30, 1997, 1996 and 1995, and the unaudited pro forma combined financial statements of Coinmach Laundry Corporation for the nine-month period December 26, 1997 and for the year ended March 28, 1997.

  (c) Exhibits--See (a)(2) above.

  (d) None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF ROSLYN, STATE OF NEW YORK ON JUNE 12, 1998.

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

              SIGNATURE                        TITLE                 DATE

       /s/ Stephen R. Kerrigan         Chairman of the Board    June 12, 1998
-------------------------------------   of Directors and
         STEPHEN R. KERRIGAN            Chief Executive
                                        Officer (Principal
                                        Executive Officer)

         /s/ Mitchell Blatt            Director, President      June 12, 1998
-------------------------------------   and Chief Operating
           MITCHELL BLATT               Officer

         /s/ Robert M. Doyle           Chief Financial          June 12, 1998
-------------------------------------   Officer, Senior
           ROBERT M. DOYLE              Vice President
                                        Secretary and
                                        Treasurer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

         /s/ John E. Denson            Senior Vice              June 12, 1998
-------------------------------------   President--
           JOHN E. DENSON               Corporate
                                        Development

         /s/ Michael Stanky            Senior Vice              June 12, 1998
-------------------------------------   President
           MICHAEL STANKY

        /s/ David A. Donnini           Director                 June 12, 1998
-------------------------------------
          DAVID A. DONNINI

        /s/ James N. Chapman           Director                 June 12, 1998
-------------------------------------
          JAMES N. CHAPMAN

         /s/ Bruce V. Rauner           Director                 June 12, 1998
-------------------------------------
           BRUCE V. RAUNER

        /s/ Stephen G. Cerri           Director                 June 12, 1998
-------------------------------------
          STEPHEN G. CERRI

        /s/ Arthur B. Laffer           Director                 June 12, 1998
-------------------------------------
          ARTHUR B. LAFFER

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report.............................................. F-1
As of March 31, 1998 and March 28, 1997:
  Consolidated Balance Sheets............................................. F-2
For the Years Ended March 31, 1998 and March 28, 1997, the Six Month
 Transition Period Ended March 29, 1996 and the Period from April 5, 1995 to September 29, 1995:
  Consolidated Statements of Operations................................... F-3
  Consolidated Statements of Stockholders' Equity (Deficit)............... F-4
  Consolidated Statements of Cash Flows................................... F-7
Notes to Consolidated Financial Statements................................ F-9

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Coinmach Laundry Corporation

  We have audited the accompanying consolidated balance sheets of Coinmach Laundry Corporation and Subsidiaries (the "Company") as of March 31, 1998 and March 28, 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 1998 and March 28, 1997, the six-month transition period ended March 29, 1996 and the period from April 5, 1995 to September 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Laundry Corporation and Subsidiaries at March 31, 1998 and March 28, 1997, and the consolidated results of their operations and their cash flows for the years ended March 31, 1998 and March 28, 1997, the six-month transition period ended March 29, 1996, and for the period from April 5, 1995 to September 29, 1995, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Melville, New York May 8, 1998,
 except for Note 12, as to which the
 date is June 5, 1998

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS OF DOLLARS)

                                                          MARCH 31,  MARCH 28,
                                                            1998       1997
                                                          ---------  ---------
ASSETS
Cash and cash equivalents................................ $ 22,456   $ 14,729
Receivables, less allowance of $325 and $555.............    7,750      6,894
Inventories..............................................   13,430      7,959
Prepaid expenses.........................................    6,308      3,170
Advance location payments................................   74,026     38,472
Land, property and equipment:
  Laundry equipment and fixtures.........................  233,080    135,656
  Land, building and improvements........................   25,467     14,266
  Trucks and other vehicles..............................    8,015      4,211
                                                          --------   --------
                                                           266,562    154,133
  Less accumulated depreciation..........................  (72,234)   (42,017)
                                                          --------   --------
Net property and equipment...............................  194,328    112,116
Contract rights, net of accumulated amortization of
 $39,923 and $19,815.....................................  366,762    180,557
Goodwill, net of accumulated amortization of $12,530 and
 $5,574..................................................  110,424     95,771
Other assets.............................................   21,464     13,253
                                                          --------   --------
Total assets............................................. $816,948   $472,921
                                                          ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable......................................... $ 17,128   $  8,941
Accrued rental payments..................................   20,977     10,573
Accrued interest.........................................   13,993      9,712
Other accrued expenses...................................   15,178      8,996
Deferred income taxes....................................   79,511     65,650
11 3/4% Senior Notes.....................................  296,655    196,655
Premium on 11 3/4% Senior Notes, net.....................    9,258        --
Credit facility indebtedness.............................  296,267    130,000
9 7/8% promissory note...................................      --      15,000
Other long-term debt.....................................    9,236      3,831
Stockholders' equity:
  Common stock...........................................      132        105
  Capital in excess of par value.........................  103,078     53,160
  Accumulated deficit....................................  (44,130)   (29,263)
                                                          --------   --------
                                                            59,080     24,002
  Receivables from stockholders..........................     (335)      (439)
                                                          --------   --------
Total stockholders' equity...............................   58,745     23,563
                                                          --------   --------
Total liabilities and stockholders' equity............... $816,948   $472,921
                                                          ========   ========

                            See accompanying notes.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                       SIX-MONTH
                             YEAR ENDED  YEAR ENDED    TRANSITION   APRIL 5, 1995
                             MARCH 31,   MARCH 28,    PERIOD ENDED  TO SEPTEMBER
                                1998        1997     MARCH 29, 1996   29, 1995
                             ----------  ----------  -------------- -------------
Revenues...................  $  324,887  $ 206,852     $  89,070      $  89,719
Costs and expenses:
  Laundry operating
   expenses................     217,333    139,446        60,536         62,905
  General and
   administrative
   expenses................       6,194      4,613         1,844          2,351
  Depreciation and
   amortization............      75,453     46,316        18,212         18,423
  Stock based compensation
   charge..................       1,446      2,152           --             --
  Restructuring expenses...         --         --            --           2,200
                             ----------  ---------     ---------      ---------
                                300,426    192,527        80,592         85,879
                             ----------  ---------     ---------      ---------
Operating income...........      24,461     14,325         8,478          3,840
Interest expense, net......      44,662     26,859        11,999         11,818
                             ----------  ---------     ---------      ---------
Loss before income taxes
 and extraordinary items...     (20,201)   (12,534)       (3,521)        (7,978)
                             ----------  ---------     ---------      ---------
Provision (benefit) for
 income taxes:
  Current payable..........         299        200            50            420
  Deferred.................      (5,633)    (2,507)       (1,048)        (2,282)
                             ----------  ---------     ---------      ---------
                                 (5,334)    (2,307)         (998)        (1,862)
                             ----------  ---------     ---------      ---------
Loss before extraordinary
 items.....................     (14,867)   (10,227)       (2,523)        (6,116)
Extraordinary items, net of
 income tax benefit of $206
 for the year ended March
 28, 1997 and $5,305 for
 the six-month transition
 period ended March 29,
 1996......................         --        (296)       (8,925)           --
                             ----------  ---------     ---------      ---------
Net loss...................  $  (14,867) $ (10,523)    $ (11,448)     $  (6,116)
                             ==========  =========     =========      =========
Basic and diluted loss per
 share:
  Before extraordinary
   items...................  $    (1.32) $   (1.11)          --             --
  Extraordinary items......         --        (.03)          --             --
                             ----------  ---------
Basic and diluted net loss
 per share.................  $    (1.32) $   (1.14)          --             --
                             ==========  =========
Pro forma basic and diluted
 loss per share:
  Before extraordinary
   items...................                            $    (.33)     $    (.81)
  Extraordinary items......                                (1.18)           --
                                                       ---------      ---------
Pro forma basic and diluted
 net loss per share........                            $   (1.51)     $    (.81)
                                                       =========      =========
Weighted average shares
 outstanding:
  Common shares............  11,242,006  9,232,530     7,588,662      7,588,662
                             ==========  =========     =========      =========

                            See accompanying notes.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

             (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE AND SHARES)

                          BALANCE                BALANCE              RECAPITALIZATION  BALANCE
                          APRIL 5,            SEPTEMBER 29,              OF COMMON     MARCH 29,
                            1995    NET LOSS      1995      NET LOSS       STOCK         1996
                          --------  --------  ------------- --------  ---------------- ---------
Voting Class A common
 stock, par value $.01:
 Authorized shares--
 15,000,000 issued
 shares,
 end of period--0, 0,
 10,004,278 and
 12,687,135.............  $   --    $   --       $   --     $    --         $--        $    --
Non-voting Class B
 common stock, par value
 $.01: Authorized
 shares--1,000,000
 issued shares,
 end of period--0, 0,
 480,648 and 480,648....      --        --           --          --          --             --
Class A common stock,
 par value $.01:
 Authorized shares--
 1,959,021 issued
 shares,
 end of period--
 1,959,021, 1,783,584, 0
 and 0..................       19       --            19         --           (1)            18
Class B common stock,
 par value $.01:
 Authorized shares--
 345,710 issued shares,
 end of each period--
 265,044, 265,044, 0 and
 0......................        3       --             3         --          --               3
Class C common stock,
 par value $.01:
 Authorized shares--
 305,212 issued shares,
 end of period 0,
 305,212, 0 and 0.......      --        --           --          --            3              3
Class D common stock,
 par value $.01:
 Authorized shares--
 305,212 issued shares,
 end of each period--0..      --        --           --          --          --             --
Class E common stock,
 par value $.01:
 Authorized shares--
 175,436 issued shares,
 end of period--0,
 175,436, 0 and 0.......      --        --           --          --            2              2
Class F common stock,
 par value $.01:
 Authorized shares--
 3,086,045 issued
 shares,
 end of period--0,
 3,086,045, 0 and 0.....      --        --           --          --           30             30
Class G common stock,
 par value $.01:
 Authorized shares--
 618,428 issued shares,
 end of period--0,
 578,509, 0 and 0.......      --        --           --          --            6              6
Series A Preferred
 stock, par value $.01:
 10,000 authorized,
 issued shares,
 end of each period--0..      --        --           --          --          --             --
Capital in excess par
 value..................   17,881       --        17,881         --          (40)        17,841
Accumulated deficit.....   (1,155)   (6,116)      (7,271)    (11,448)        --         (18,719)
                          -------   -------      -------    --------        ----       --------
                           16,748    (6,116)      10,632     (11,448)        --            (816)
Receivables from
 stockholders...........     (492)      --          (492)        --          --            (492)
                          -------   -------      -------    --------        ----       --------
Total stockholders'
 equity (deficit).......  $16,256   $(6,116)     $10,140    $(11,448)       $--        $ (1,308)
                          =======   =======      =======    ========        ====       ========

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

            (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE AND SHARES)

                     BALANCE
                  MARCH 29, 1996           RECLASSIFICATION ISSUANCE OF  REDEMPTION  ISSUANCE OF
                     BROUGHT                  OF COMMON     PREFERRRED  OF PREFERRED   COMMON     STOCK   STOCK BASED
                     FORWARD     NET LOSS       STOCK          STOCK       STOCK        STOCK    DIVIDEND COMPENSATION
                  -------------- --------  ---------------- ----------- ------------ ----------- -------- ------------
Voting Class A
common stock,
par value $.01:
Authorized
shares--
15,000,000
issued shares,
end of period--
0, 0, 10,004,278
and 12,687,135..     $    --     $    --         $ 57        $    --      $    --      $    43    $ --       $  --
Non-voting Class
B common stock,
par value $.01:
Authorized
shares--
1,000,000 issued
shares,
end of period--
0, 0, 480,648
and 480,648.....          --          --            5             --           --          --       --          --
Class A common
stock, par value
$.01:
Authorized
shares--
1,959,021 issued
shares,
end of period--
1,959,021,
1,783,584, 0 and
0...............           18         --          (18)            --           --          --       --          --
Class B common
stock, par value
$.01:
Authorized
shares--345,710
issued shares,
end of each
period--265,044,
265,044, 0 and
0...............            3         --           (3)            --           --          --       --          --
Class C common
stock, par value
$.01:
Authorized
shares--305,212
issued shares,
end of period 0,
305,212, 0 and
0...............            3         --           (3)            --           --          --       --          --
Class D common
stock, par value
$.01:
Authorized
shares--305,212
issued shares,
end of each
period--0.......          --          --          --              --           --          --       --          --
Class E common
stock, par value
$.01:
Authorized
shares--175,436
issued shares,
end of period--
0, 175,436, 0
and 0...........            2         --           (2)            --           --          --       --          --
Class F common
stock, par value
$.01:
Authorized
shares--
3,086,045 issued
shares,
end of period--
0, 3,086,045, 0
and 0...........           30         --          (30)            --           --          --       --          --
Class G common
stock, par value
$.01:
Authorized
shares--618,428
issued shares,
end of period--
0, 578,509, 0
and 0...........            6         --           (6)            --           --          --       --          --
Series A
Preferred stock,
par value $.01:
10,000
authorized,
issued shares,
end of each
period--0.......          --          --          --           19,207      (19,207)        --       --          --
Capital in
excess par
value...........       17,841         --          --          (19,207)         --       53,764     (398)      1,160
Accumulated
deficit.........      (18,719)    (10,523)        --              --           --          --       (21)        --
                     --------    --------        ----        --------     --------     -------    -----      ------
                         (816)    (10,523)        --              --       (19,207)     53,807     (419)      1,160
Receivables from
stockholders....         (492)        --          --              --           --          --       --          --
                     --------    --------        ----        --------     --------     -------    -----      ------
Total
stockholders'
equity
(deficit).......     $ (1,308)   $(10,523)       $--         $    --      $(19,207)    $53,807    $(419)     $1,160
                     ========    ========        ====        ========     ========     =======    =====      ======
                  NET ACTIVITY  BALANCE
                  IN LOANS TO  MARCH 28,
                  STOCKHOLDERS   1997
                  ------------ ----------
Voting Class A
common stock,
par value $.01:
Authorized
shares--
15,000,000
issued shares,
end of period--
0, 0, 10,004,278
and 12,687,135..      $--      $    100
Non-voting Class
B common stock,
par value $.01:
Authorized
shares--
1,000,000 issued
shares,
end of period--
0, 0, 480,648
and 480,648.....       --             5
Class A common
stock, par value
$.01:
Authorized
shares--
1,959,021 issued
shares,
end of period--
1,959,021,
1,783,584, 0 and
0...............       --           --
Class B common
stock, par value
$.01:
Authorized
shares--345,710
issued shares,
end of each
period--265,044,
265,044, 0 and
0...............       --           --
Class C common
stock, par value
$.01:
Authorized
shares--305,212
issued shares,
end of period 0,
305,212, 0 and
0...............       --           --
Class D common
stock, par value
$.01:
Authorized
shares--305,212
issued shares,
end of each
period--0.......       --           --
Class E common
stock, par value
$.01:
Authorized
shares--175,436
issued shares,
end of period--
0, 175,436, 0
and 0...........       --           --
Class F common
stock, par value
$.01:
Authorized
shares--
3,086,045 issued
shares,
end of period--
0, 3,086,045, 0
and 0...........       --           --
Class G common
stock, par value
$.01:
Authorized
shares--618,428
issued shares,
end of period--
0, 578,509, 0
and 0...........       --           --
Series A
Preferred stock,
par value $.01:
10,000
authorized,
issued shares,
end of each
period--0.......       --           --
Capital in
excess par
value...........       --        53,160
Accumulated
deficit.........       --       (29,263)
                  ------------ ----------
                       --        24,002
Receivables from
stockholders....        53         (439)
                  ------------ ----------
Total
stockholders'
equity
(deficit).......      $ 53     $ 23,563
                  ============ ==========

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

             (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE AND SHARES)

                             BALANCE
                          MARCH 28, 1997           ISSUANCE OF              NET ACTIVITY  BALANCE
                             BROUGHT                 COMMON    STOCK BASED  IN LOANS TO  MARCH 31,
                             FORWARD     NET LOSS     STOCK    COMPENSATION STOCKHOLDERS   1998
                          -------------- --------  ----------- ------------ ------------ ---------
Voting Class A common
 stock, par value $.01:
 Authorized shares--
 15,000,000 issued
 shares,
 end of period--0, 0,
 10,004,278 and
 12,687,135.............     $    100    $    --     $    27      $  --         $--      $    127
Non-voting Class B
 common stock, par value
 $.01:
 Authorized shares--
 1,000,000 issued
 shares,
 end of period--0, 0,
 480,648 and 480,648....            5         --         --          --          --             5
Class A common stock,
 par value $.01:
 Authorized shares--
 1,959,021 issued
 shares,
 end of period--
 1,959,021, 1,783,584, 0
 and 0..................          --          --         --          --          --           --
Class B common stock,
 par value $.01:
 Authorized shares--
 345,710 issued shares,
 end of each period--
 265,044, 265,044, 0 and
 0......................          --          --         --          --          --           --
Class C common stock,
 par value $.01:
 Authorized shares--
 305,212 issued shares,
 end of period 0,
 305,212, 0 and 0.......          --          --         --          --          --           --
Class D common stock,
 par value $.01:
 Authorized shares--
 305,212 issued shares,
 end of each period--0..          --          --         --          --          --           --
Class E common stock,
 par value $.01:
 Authorized shares--
 175,436 issued shares,
 end of period--0,
 175,436, 0 and 0.......          --          --         --          --          --           --
Class F common stock,
 par value $.01:
 Authorized shares--
 3,086,045 issued
 shares,
 end of period--0,
 3,086,045, 0 and 0.....          --          --         --          --          --           --
Class G common stock,
 par value $.01:
 Authorized shares--
 618,428 issued shares,
 end of period--0,
 578,509, 0 and 0.......          --          --         --          --          --           --
Series A Preferred
 stock, par value $.01:
 10,000 authorized,
 issued shares,
 end of each period--0..          --          --         --          --          --           --
Capital in excess par
 value..................       53,160         --      48,576       1,342         --       103,078
Accumulated deficit.....      (29,263)    (14,867)       --          --                   (44,130)
                             --------    --------    -------      ------        ----     --------
                               24,002     (14,867)    48,603       1,342         --        59,080
Receivables from
 stockholders...........         (439)        --         --          --          104         (335)
                             --------    --------    -------      ------        ----     --------
Total stockholders'
 equity (deficit).......     $ 23,563    $(14,867)   $48,603      $1,342        $104     $ 58,745
                             ========    ========    =======      ======        ====     ========

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS OF DOLLARS)

                                                    SIX-MONTH
                          YEAR ENDED  YEAR ENDED    TRANSITION   APRIL 5, 1995 TO
                          MARCH 31,   MARCH 28,    PERIOD ENDED   SEPTEMBER 29,
                             1998        1997     MARCH 29, 1996       1995
                          ----------  ----------  -------------- ----------------
OPERATING ACTIVITIES
Net loss................  $ (14,867)  $ (10,523)     $(11,448)       $ (6,116)
Adjustments to reconcile
 net loss to net cash
 provided by operating
 activities:
  Depreciation..........     30,649      22,587         9,374           9,571
  Amortization of
   advance location
   payments.............     11,280       7,682         2,913           2,772
  Amortization of
   intangibles..........     33,524      16,047         5,925           6,080
  Deferred income
   taxes................     (5,633)     (2,507)       (1,048)         (2,000)
  Amortization of debt
   discount and deferred
   issue costs..........      1,091         627           508             735
  Amortization of
   premium on 11 3/4%
   Senior Notes.........       (617)        --            --              --
  Stock based
   compensation.........      1,446       2,152           --              --
  Extraordinary charges
   for early
   extinguishment of
   debt, net of taxes...        --          296         8,925             --
  Change in operating
   assets and
   liabilities, net of
   businesses acquired:
    Other assets........     (3,027)     (2,462)           24          (1,054)
    Receivables, net....      1,406      (1,100)       (1,489)           (197)
    Inventories and
     prepaid expenses...     (2,898)     (3,008)       (1,100)            930
    Accounts payable....        719       2,002            (6)           (610)
    Accrued interest,
     net................      4,281       1,956         3,193             (25)
    Other accrued
     expenses, net......      1,196         983        (3,434)          1,980
                          ---------   ---------      --------        --------
Net cash provided by
 operating activities...     58,550      34,732        12,337          12,066
                          ---------   ---------      --------        --------
INVESTING ACTIVITIES
Additions to property
 and equipment..........    (42,468)    (29,779)      (10,757)         (9,550)
Advance location
 payments to location
 owners.................    (13,330)    (11,809)       (3,462)         (3,569)
Additions to net assets
 related to acquisitions
 of businesses (net of
 promissory notes of
 $2,250 and $16,208 in
 1998 and 1997,
 respectively)..........   (295,676)   (155,247)          --          (11,925)
Sale of property and
 equipment..............        599         137            57               5
                          ---------   ---------      --------        --------
Net cash used in
 investing activities...   (350,875)   (196,698)      (14,162)        (25,039)
                          ---------   ---------      --------        --------

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                           (IN THOUSANDS OF DOLLARS)

                                                   SIX-MONTH
                           YEAR ENDED YEAR ENDED   TRANSITION   APRIL 5, 1995 TO
                           MARCH 31,  MARCH 28,   PERIOD ENDED   SEPTEMBER 29,
                              1998       1997    MARCH 29, 1996       1995
                           ---------- ---------- -------------- ----------------
FINANCING ACTIVITIES
Debt transactions:
  Proceeds from issuance
   of 11 3/4% senior
   notes.................   $109,875   $    --      $ 72,655        $   --
  Net proceeds from
   credit facility.......    166,267    130,000          --             --
  Net borrowings
   (repayments) of bank
   and other borrowings..        396       (325)     (48,715)         6,126
  Repayment of 12 3/4%
   senior notes..........        --      (5,000)         --             --
  Repayment of 9 7/8%
   promissory note.......    (15,000)       --           --             --
  Principal repayments on
   capitalized lease
   obligations...........     (1,173)    (1,007)        (262)          (143)
  Deferred debt issuance
   costs.................     (9,015)      (178)      (5,397)           --
  Debt extinguishment
   costs.................        --        (319)      (6,909)           --
Equity transactions:
  Net proceeds from
   public offering of
   common stock..........     48,702     52,894          --             --
  Redemption of preferred
   stock.................        --     (19,207)         --             --
  Dividend paid--
   preferred stock.......        --         (21)         --             --
  Loans to stockholders..        --         --           --            (154)
  Sale of common stock...        --         --           --           6,681
                            --------   --------     --------        -------
Net cash provided by
 financing activities....    300,052    156,837       11,372         12,510
                            --------   --------     --------        -------
Net increase (decrease)
 in cash and cash
 equivalents.............      7,727     (5,129)       9,547           (463)
Cash and cash
 equivalents, beginning
 of period...............     14,729     19,858       10,311         10,774
                            --------   --------     --------        -------
Cash and cash
 equivalents, end of
 period..................   $ 22,456   $ 14,729     $ 19,858        $10,311
                            ========   ========     ========        =======
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION
Interest paid............   $ 38,385   $ 24,845     $  8,500        $10,900
                            ========   ========     ========        =======

                            See accompanying notes.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated financial statements of Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry"), and Subsidiaries (the "Company") include the accounts of its wholly-owned subsidiary, Coinmach Corporation ("Coinmach") (formerly Solon Automated Services, Inc. ("Solon") and the consolidated accounts of The Coinmach Corporation ("TCC")). The Company was formed on April 5, 1995, at which time it acquired Solon (the "Solon Acquisition"), and was controlled by Golder Thoma Cressey Rauner, Inc. ("GTCR"). TCC was formed in January 1995 by an investor group, comprised principally of the same investors who formed the Company, and acquired Coinmach Industries Co. ("Industries") and Super Laundry Equipment Co. L.P. ("Super Laundry LP") on January 31, 1995 (the "TCC Acquisition"). Both the Solon Acquisition and the TCC Acquisition were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the respective acquisition dates.

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

  The Company's business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. At March 31, 1998, the Company owned and operated approximately 680,000 washers and dryers in approximately 70,000 locations on routes throughout the United States and in 150 retail laundromats located throughout Texas. The Company's wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), also is a laundromat equipment distribution company.

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

  Super Laundry's customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations, including location identification, construction, plumbing, electrical wiring and all required permits. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Sales of laundromats amounted to approximately $21.8 million, $18.8 million, $7.8 million and $7.9 million in 1998, 1997, 1996T, and 1995, respectively.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ form those estimates.

CASH EQUIVALENTS

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

  Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                             MARCH 31, MARCH 28,
                                                               1998      1997
                                                             --------- ---------
     Laundry equipment......................................  $ 9,524   $6,198
     Machine repair parts...................................    3,906    1,761
                                                              -------   ------
                                                              $13,430   $7,959
                                                              =======   ======

LAND, PROPERTY AND EQUIPMENT

  Property, equipment and leasehold improvements are carried at cost and are depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives or lease life, whichever is shorter.

       Laundry equipment, installation costs and fixtures.......... 5 to 8 years
       Leasehold improvements and decorating costs................. 5 to 8 years
       Trucks and other vehicles................................... 3 to 4 years

  Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in income. Maintenance and repairs are charged to operations currently, and replacements of laundry machines and significant improvements are capitalized.

GOODWILL AND CONTRACT RIGHTS

  Goodwill, under purchase accounting, represents the excess of cost over fair value of net assets acquired. Goodwill recorded as a result of the Solon Acquisition on April 5, 1995 is being amortized on a straight-line basis over 20 years. Goodwill recorded on acquisitions subsequent thereto is being amortized over 15 years on a straight-line basis.

  Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts, which arose solely from purchase price allocations, are amortized on a straight-line basis over the period of expected benefit of 15 years and are based on independent appraisals or present valued future cash flows at prevailing discount rates.

  Management periodically evaluates the realizability of the goodwill and contract rights balances based upon the Company's expectations of undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of goodwill or contract rights has occurred.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

ADVANCE LOCATION PAYMENTS

  Advance location payments to location owners are amortized on a straight-line basis over the contract term, which generally ranges from 5 to 10 years.

INTEREST EXPENSE

  Interest expense is reported net of interest income of approximately $0.3 million, $1.0 million, $0.3 million and $0.1 million for 1998, 1997, 1996T and 1995, respectively.

RECLASSIFICATIONS

  Certain prior year's balances have been reclassified to conform with the 1998 presentation.

LOSS PER SHARE

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. The Company adopted SFAS No. 128 for its interim reporting period ended December 26, 1997 and year ended March 31, 1998. Such adoption had no impact on loss per share for fiscal year 1998 and fiscal year 1997. In February 1998, the SEC issued Staff Accounting Bulletin ("SAB") No. 98 which revises the treatment of cheap stock issued in connection with an initial public offering. SAB No. 98 requires companies to reflect the revised guidance retroactively. Pro forma basic and diluted net loss per share for 1996 and 1995 have been restated to comply with SAB No. 98.

  Basic and diluted loss per share for 1998 and 1997 was calculated based upon the weighted average number of common shares outstanding of 11,242,006 and 9,232,530, respectively. Conversion of common equivalent shares (stock options) was not assumed since the results would have been antidulutive. Pro forma loss per share for 1996T and 1995 was calculated based upon the weighted average number of common shares of 7,588,662, which amount gives effect to the transactions discussed below, but, in accordance with SAB No. 98, excluding the effects of the stock issued and options granted discussed further in Note 8b.

  The Company's historical capitalization differs significantly from its capitalization effective with its July 23, 1996 initial public offering of stock (see Note 8b). Accordingly, historical net loss per common share for the six month transition period ended March 29, 1996 and the period from April 5, 1995 to September 29, 1995 is not considered meaningful and has not been presented herein; rather, pro forma net loss per share is presented for these periods in the accompanying statements of operations. The calculation of the shares used in computing pro forma net loss per share includes the redemption of preferred stock, as more fully described in Note 8d.

EMPLOYEE STOCK OPTIONS

  The Company has stock option programs which are more fully described in Note 8e. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES stock-based transactions. Companies are also permitted to continue to account for such transactions under APB No. 25, but are required to disclose in the financial statement footnotes, pro forma net (loss) income and per share amounts as if the Company had applied the new method of accounting for all grants made during 1996 and thereafter. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. The Company has elected to continue to follow APB No. 25 in accounting for stock options and has adopted the disclosure requirements of SFAS No. 123 (see Note 8e).

INCOME TAXES

  The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for income taxes. Under the liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. SFAS No. 109 requires that any tax benefits recognized for net operating loss carryforwards and other items be reduced by a valuation allowance where it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

SEGMENT REPORTING

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Since SFAS No. 131 is not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with SFAS No. 131 until the fiscal year ended March 31, 1999, if applicable. In the Company's first quarter of fiscal 2000 report, and in subsequent quarters, it would present the interim disclosures required by SFAS No. 131 for both fiscal 2000 and 1999, if applicable.

  The Company is currently evaluating what operating segments of its business may trigger the disclosure requirements under SFAS No. 131.

COMPREHENSIVE INCOME STATEMENT

  In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES provisions of this statement in its year ending March 31, 1999. The Company does not believe that the adoption of this statement will have a significant effect on its consolidated financial statements and related disclosures.

FISCAL YEAR

  On March 6, 1998, the Company changed its fiscal year end to the twelve consecutive months ending March 31. The impact of this change in the current year is not material to the financial statements taken as a whole. The Company's fiscal year had been the 52 or 53 week period ending on the last Friday in March since the merger of Solon and TCC (see Note 2). Prior to the merger of Solon and TCC, the Company's fiscal year was the fifty-two or fifty-three week period which ended on the Friday nearest September 30. The period from April 5, 1995 to September 29, 1995 is referred to as "1995", the period from September 30, 1995 to March 29, 1996 is referred to as "1996T", the year ended March 28, 1997, is referred to as "1997", and the year ended March 31, 1998 is referred to as "1998."

2. BUSINESS COMBINATIONS

A. THE MACKE ACQUISITION

  On March 2, 1998, Coinmach completed the acquisition of Macke Laundry Service Limited Partnership ("MLSLP") and substantially all of the assets of certain related entities (collectively "Macke") for an aggregate purchase price of approximately $213 million (the "Macke Acquisition"), excluding transaction expenses. Macke operated approximately 236,000 washers and dryers, and provided outsourced laundry equipment services to multi-family properties throughout the United States.

  Immediately following the Macke Acquisition, MLSLP was dissolved, the partnership interests were liquidated and all of MLSLP's assets were distributed to Coinmach.

  Concurrently with the Macke Acquisition, the Company also entered into an amended and restated senior financing agreement with its existing lenders, providing for approximately $200 million of additional financing used to fund the Macke Acquisition (the "Amended and Restated Credit Facility") (see Note
5).

  The Macke Acquisition has been accounted for as a purchase and, accordingly, assets and liabilities were recorded at their estimated fair value at the date of acquisition and the results of operations are included subsequent to that date. The purchase price allocations have been made on a preliminary basis, which included a preliminary allocation of the excess of cost over the net tangible assets acquired to contract rights of approximately $135.9 million.

B. THE KWIK WASH ACQUISITION

  On January 8, 1997, Coinmach completed the acquisition of 100% of the outstanding voting securities of each of KWL, Inc. ("KWL"), a Nevada corporation, and Kwik-Wash Laundries, Inc. ("Kwik Wash"), a Nevada corporation, for approximately $125 million in cash (excluding transaction expenses) and a $15 million promissory note issued by Coinmach Laundry (the "Kwik Wash Acquisition"). KWL and Kwik Wash are the sole partners of Kwik Wash Laundries, L.P. (the "Kwik Wash Partnership"), a Texas limited partnership. The Kwik Wash Partnership, based in Dallas, Texas, provides coin-operated laundry equipment services to multi family dwellings in Texas, Louisiana, Arkansas and Oklahoma and operates approximately 150 retail laundromats located throughout Texas. Simultaneously with the acquisition, KWL, Kwik Wash and the Kwik Wash Partnership merged with and into Coinmach.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

  Concurrently with the Kwik Wash Acquisition, Coinmach entered into a new credit facility providing financing of up to $200 million (the "New Credit Facility") (see Note 5). The New Credit Facility, proceeds of which were used in part to fund the Kwik Wash Acquisition, replaced the Company's then existing credit facility.

  The Kwik Wash Acquisition had been accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations were included subsequent to that date. The excess of cost over the net tangible assets acquired was allocated to contract rights of approximately $123.3 million, goodwill of $49.4 million and deferred taxes payable of approximately $49.4 million.

C. OTHER ACQUISITIONS

  During the 1998 fiscal year, the Company made acquisitions of several small route businesses or assets of businesses with purchase prices aggregating approximately $84.0 million, of which the Company paid approximately $81.8 million in cash and $2.3 million in promissory notes issued by the Company, which are included in other long-term debt. The excess cost over the net assets acquired amounted to approximately $63.6 million and has been allocated to contracts rights of approximately $47.1 million and to goodwill of approximately $16.5 million.

  During the 1997 fiscal year, the Company made acquisitions of several small route businesses or assets of businesses with purchase prices aggregating approximately $26.3 million, of which the Company paid approximately $25.2 million in cash and $1.2 million in promissory notes issued by the Company, which are included in other long-term debt. Such promissory notes have a conversion option which allows the holder of the option to convert these promissory notes, after the one-year anniversary of the issue date, into shares of the Company's Class A Common Stock at the principal amount then outstanding at a conversion price equal to 115% of the average daily closing price per share of Common Stock over the twenty business day period immediately preceding the issue date. To date none of the above mentioned promissory notes have been converted into shares of Common Stock. The excess cost over the net assets acquired amounted to approximately $12 million of which $7.9 million has been allocated to contract rights and $4.1 million has been allocated to goodwill.

  The following table reflects unaudited pro forma combined results of operations of the Company, and all acquired businesses described above for the years ended March 31, 1998 and March 28, 1997, as if the acquisitions described above had taken place at the beginning of each of the periods presented (in thousands except per share data):

                                                              YEAR ENDED
                                                          --------------------
                                                          MARCH 31,  MARCH 28,
                                                            1998       1997
                                                          ---------  ---------
       Revenues.......................................... $454,053   $439,723
       Loss before extraordinary items...................  (18,198)   (14,657)
       Net loss..........................................  (18,198)   (14,953)
       Basic and diluted loss before extraordinary items
        per common share.................................    (1.62)     (1.59)
       Basic and diluted net loss per common share.......    (1.62)     (1.62)

  These unaudited pro form results have been presented for comparative purposes only and include certain adjustments, such as increased interest expense on the related acquisition debt and additional amortization expense of intangible assets, offset by the capitalization of installation and decorating costs to conform to the accounting policy of the Company.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

  In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions described above been consummated at the beginning of each period or of the results of future operations of the combined companies under the ownership and management of the Company.

D. THE SOLON ACQUISITION

  Solon entered into a Stock Purchase Agreement, dated as of March 7, 1995, with Ford Coin Laundries, Inc. ("Ford"), and certain other parties named therein, whereby Ford purchased all of Solon's outstanding Common Stock (the "Common Stock") and substantially all of Solon's Class A Common Stock (the "Class A Common Stock") (collectively, the "Shares"). The purchase price for the Shares was $11.5 million. The foregoing transaction closed on April 5, 1995. The source of funds used by Ford for the Shares was the cash proceeds from the sales by Ford to the Company of (i) Ford's nonvoting Class A Common Stock (the "Ford Non-voting Common Stock") pursuant to a Stock Purchase Agreement, dated April 4, 1995, and (ii) an option to purchase Ford's voting common stock (the "Ford Voting Common Stock") pursuant to a Letter Agreement dated April 4, 1995. As of April 5, 1995, Ford beneficially owned, and had the sole power to dispose of, the Shares. The Shares beneficially owned by Ford represented 100% of the outstanding Common Stock and approximately 97% of the outstanding Class A Common Stock.

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

E. THE TCC ACQUISITION

  TCC was incorporated in January 1995 and was capitalized primarily through an equity investment by an investor group led by the majority shareholder, GTCR, and senior management and bank financing.

  TCC was a holding company which was formed to acquire partnership interests in Coinmach Industries Co. and Super Laundry LP. On January 31, 1995, TCC acquired its partnership interests in Coinmach Industries Co. and Super Laundry from CIC I Acquisition Corp. ("CIC I"). The transaction resulted in TCC owning 100% interests in both Industries and Super Laundry LP. The aggregate purchase price for these interests was $8.57 million, paid in cash. The acquisition was accounted for using the purchase method of accounting. The fair value of assets acquired less liabilities assumed exceeded the purchase price by approximately $7.7 million. The excess was allocated to property, equipment and intangible assets ratably based on their respective fair values.

F. THE MERGER WITH TCC

  On November 30, 1995, Solon completed a merger ("Merger") with TCC through an exchange of stock. Shares of common stock of the Company were issued in exchange for all of the issued and outstanding shares of common stock of TCC. The Company then contributed its stock of TCC to Solon. Solon became the surviving

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES corporation after the merger, whereupon it changed its name to Coinmach Corporation. Details of the results of operations of TCC and Solon for the periods prior to the Merger are as follows (in thousands):

                                                                      SEPTEMBER
                                                       APRIL 5, 1995 30, 1995 TO
                                                       TO SEPTEMBER   NOVEMBER
                                                         29, 1995     29, 1995
                                                       ------------- -----------
     REVENUES
     Solon............................................    $51,256      $17,909
     TCC..............................................     38,463       13,018
                                                          -------      -------
       Combined.......................................    $89,719      $30,927
                                                          =======      =======
     NET (LOSS) INCOME
     Solon............................................    $(5,496)     $  (525)
     TCC..............................................       (450)          49
                                                          -------      -------
       Combined.......................................    $(5,946)     $  (476)
                                                          =======      =======

  The combined financial results presented above include an adjustment to decrease TCC's net loss by approximately $180,000 in 1995 and $70,000 for the period from September 30, 1995 to November 29, 1995, to conform its accounting policy for the capitalization of machine installation costs to that of Solon. Intercompany transactions between the two companies for the periods presented were not material.

3. RECEIVABLES

  Receivables consist of the following (in thousands):

                                                             MARCH 31, MARCH 28,
                                                               1998      1997
                                                             --------- ---------
     Trade receivables......................................  $6,215    $5,551
     Notes receivable.......................................     759     1,225
     Other..................................................   1,101       673
                                                              ------    ------
                                                               8,075     7,449
     Allowance for doubtful accounts........................     325       555
                                                              ------    ------
                                                              $7,750    $6,894
                                                              ======    ======

  Notes receivable, which arise from the construction of laundromats, bear interest at a weighted average rate of approximately 10% per annum and mature through 1999. The notes are collateralized by the underlying laundry equipment. The Company periodically sells notes receivable arising from the sale of laundromats to third party finance companies. Included in other receivables are finance reserves, which arise when the Company sells notes and a portion of the proceeds are retained by the finance company. As the notes are collected, the finance companies remit a portion of the collections to the Company. Many of the notes receivable are sold with recourse to the Company (see Note 9). Control of the notes sold with recourse is surrendered by the Company on the date of transfer. The Company generally sells its receivables with recourse at cost, recognizing no gain or loss.

4. RESTRUCTURING COSTS

  Restructuring charges for 1995 consist of costs aggregating approximately $2.2 million, which includes approximately $1.3 million of severance payments for 55 of Solon's management, administrative and regional personnel, approximately $300,000 of costs to relocate Solon's financial and administrative functions to Roslyn,

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

New York, approximately $100,000 of costs to integrate certain financial and operating systems, and approximately $500,000 of costs related to the consolidation of certain of Solon's regional offices. Of the total restructuring costs of $2.2 million, approximately $300,000 was paid during 1995, approximately $1.3 million was paid during 1996T, and the remaining portion of approximately $600,000 was paid during 1997. The 55 employee terminations included 5 management employees, 17 corporate staff financial and administrative employees and 33 regional laundry operational employees. Notifications to employees were made on various dates through September 1995.

5. DEBT

  Debt consists of the following (in thousands):

                             MARCH 31, MARCH 28,
                               1998      1997
                             --------- ---------
   11 3/4% Senior Notes due
    2005...................  $296,655  $196,655
   Premium on 11 3/4% Se-
    nior Notes, net........     9,258       --
   Credit facility indebt-
    edness.................   296,267   130,000
   9 7/8% promissory note..       --     15,000
   Obligations under capi-
    tal leases.............     4,475     1,711
   Other long-term debt
    with varying terms and
    maturities.............     4,761     2,120
                             --------  --------
                             $611,416  $345,486
                             ========  ========

A. SENIOR NOTES

  On November 30, 1995, Coinmach completed an exchange offer with substantially all the holders of certain 12 3/4% Senior Notes due 2001 (the "12 3/4% Notes") and certain 13 3/4% Senior Subordinated Debentures due 2002 (the "Subordinated Debentures"). Through December 14, 1995, Coinmach issued a total of $196.7 million of Series B 11 3/4% Senior Notes due 2005 (the "Series B Notes") which enabled it to complete this exchange offer, consummate the merger with TCC, retire its remaining debt, and provide additional working capital. Coinmach incurred costs of approximately $4.0 million, net of income taxes, related to a 5.5% premium paid to retire its 12 3/4% Notes and Subordinated Debentures, wrote-off the unamortized balance of the related original issue discount and deferred finance costs of approximately $1.3 million and $1.8 million, net of income taxes, respectively, and also incurred costs related to the retirement of a revolving credit facility of TCC of approximately $1.8 million, net of income taxes. The aggregate of the foregoing items totaling $8.9 million, net of income taxes, is shown as an extraordinary item in 1996T.

  In February 1997, Coinmach redeemed all of its outstanding 12 3/4% Notes at a redemption price of 106.375% of the principal amount thereof, together with accrued interest from January 15, 1997 to February 18, 1997, in an aggregate amount of approximately $5.4 million. As part of the premium paid to redeem the 12 3/4% Notes, together with the write-off of all unamortized financing costs associated with the 12 3/4% Notes, Coinmach recognized an extraordinary charge of $296,000 in 1997 (net of a tax benefit of $206,000).

  On October 8, 1997, Coinmach completed a private placement (the "Bond Offering") of $100 million aggregate principal amount of its 11 3/4% Series C Senior Notes due 2005 (the "Series C Notes") on substantially identical terms as its outstanding Series B Notes. The gross proceeds from the Bond Offering were $109.875 million, of which $100.0 million represented the principal amount outstanding and $9.875 million represented the payment of a premium for the Series C Notes. Coinmach used approximately $105.4 million of the net proceeds from the Bond Offering to repay indebtedness outstanding under its senior financing arrangement. On December 23, 1997, Coinmach commenced an offer to exchange (the "Exchange Offer") up to $296.7 million

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES of its registered 11 3/4% Series D Senior Notes due 2005 (the "Series D Senior Notes") for any and all of its Series C Notes and its Series B Notes. The Exchange Offer expired on February 6, 1998, and as of such date the holders of 100% of the outstanding Series B Notes and Series C Notes tendered such notes in the Exchange Offer.

  Interest on the Series D Senior Notes is payable semi-annually on May 15 and November 15. The Series D Senior Notes are redeemable at the option of Coinmach at any time after November 15, 2000 at a price equal to 105 7/8% declining to par if redeemed after November 15, 2002. The Series D Senior Notes contain certain financial covenants and restrict the payment of certain dividends, distributions or other payments from Coinmach to Coinmach Laundry.

B. CREDIT FACILITY

  On January 8, 1997, the Company entered into a senior financing arrangement under a New Credit Facility with Bankers Trust Company ("Bankers Trust"), First Union National Bank of North Carolina ("First Union"), Lehman Commercial Paper, Inc. and certain other lending institutions named therein (collectively, the "Banks"), replacing the Company's then existing credit facility. The New Credit Facility, as amended effective June 2, 1997, consisted of a $70 million revolving credit facility and a $190 million term loan facility, which was comprised of a Tranche A term loan in the amount of $30 million and a Tranche B term loan in the amount of $160 million. The Tranche B term loan was increased by $60 million effective June 2, 1997.

  In December 1997, the New Credit Facility was amended to provide for $235 million of secured financing consisting of: (i) a $35 million working capital revolving credit facility bearing interest at an annual rate of LIBOR plus 1.50%; (ii) a $125 million acquisition revolving credit facility bearing interest at an annual rate of LIBOR plus 1.50%; and (iii) a $75 million Tranche term loan facility bearing interest at an annual rate of LIBOR plus 2.00%.

  In March 1998, concurrent with the Macke Acquisition, the Company entered into the Amended and Restated Credit Facility on substantially similar terms with its existing lenders which provided for additional financing in the form of a $200 million Tranche B term loan bearing interest at an annual rate of LIBOR plus 2.25%. The Amended and Restated Credit Facility, the working capital revolving credit facility and the acquisition revolving credit facility mature on December 31, 2003, the Tranche A term loan facility matures on December 31, 2004 and the Tranche B term loan facility matures on June 30, 2005.

  Interest on the Company's borrowings under the Amended and Restated Credit Facility is payable quarterly in arrears with respect to Base Rate Loans and the last day of each applicable interest period with respect to Eurodollar Loans and at a rate per annum no greater than the sum of the Applicable Base Rate Margin plus the Base Rate or the sum of the Applicable Eurodollar Margin plus the Eurodollar Rate (in each case, as defined in the Amended and Restated Credit Facility). Subject to the terms and conditions of the Amended and Restated Credit Facility, the Company may, at its option convert Base Rate Loans into Eurodollar loans.

  The Company entered into swap agreements to reduce its exposure to fluctuations in interest rates relating to its variable rate debt portfolio. On February 23, 1998, Coinmach entered into a 33 month $75 million notional amount interest rate swap transaction with Bankers Trust, to fix the monthly LIBOR interest rate at 5.71% on the Amended and Restated Credit Facility. The fair value of this swap agreement at March 31, 1998, as estimated by a dealer based on quoted market prices, was $217,000 favorable.

  On March 2, 1998, Coinmach entered into a 32 month, $100 million notional amount interest rate swap transaction with First Union, to fix the monthly LIBOR interest rate at 5.83% on a portion of the Amended and

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

Restated Credit Facility. The fair value of this swap agreement at March 31, 1998, as estimated by a dealer based on quoted market prices, was $47,000 favorable. At March 31, 1998, the monthly variable LIBOR interest rate was 5.6875%.

  Indebtedness under the Amended and Restated Credit Facility is secured by all of the Company's real and personal property. The Company has guaranteed the indebtedness under the Amended and Restated Credit Facility and pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default, as defined, and customary restrictive covenants and agreements, the Amended and Restated Credit Facility contains certain covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio, and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuance's and transactions with affiliates.

  Debt outstanding under the Amended and Restated Credit Facility as of March 31, 1998, consisted of the following (in thousands):

   Term loan A, quarterly payments of $250 commencing March 31, 1998, and increasing to $5,000 on March 31, 2003 and $12,500 on March
    31, 2004 (Interest rate of 7.69% at March 31, 1998)..............  $ 74,750
   Term loan B, quarterly payments of $500 commencing June 30, 1998 with the final payment of $186,000 on June 30, 2005 (Interest
    rate of 7.94% at March 31, 1998).................................   200,000
   Revolving line of credit..........................................    21,517
                                                                       --------
                                                                       $296,267
                                                                       ========

C. PROMISSORY NOTE

  Pursuant to the Kwik Wash Acquisition, Coinmach Laundry issued a $15.0 million 9 7/8% promissory note due June 15, 2004. In December 1997, the Company utilized certain of the net proceeds from the 1997 Stock Offering, as defined below, to repay such promissory note plus accrued interest.

D. LETTERS OF CREDIT

  The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 1998 and March 28, 1997 were approximately $5.3 million and $2.9 million, respectively.

6. RETIREMENT SAVINGS PLANS

  Coinmach maintains several defined contribution plans (including the Coinmach Plan, Solon Plan, Kwik Wash Plan, Reliable Plan and Macke Plan (collectively, the "Plans")) meeting the guidelines of Section 401(k) of the Internal Revenue Code. All of the Plans require employees to meet certain age, employment status and minimum entry requirements as allowed by law.

  Contributions to the Plans for 1998, 1997, 1996T and 1995 amounted to approximately $281,000, $140,000, $43,000 and $43,000, respectively.

  The Company does not provide any other post-retirement benefits.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

7. INCOME TAXES

  The components of the Company's net deferred tax liabilities were as follows (in thousands):

                                                             MARCH 31, MARCH 28,
                                                               1998      1997
                                                             --------- ---------
   Deferred tax liabilities:
     Accelerated depreciation and contract rights...........  $90,273   $73,809
     Other, net.............................................    1,349     1,516
                                                              -------   -------
                                                               91,622    75,325
                                                              -------   -------
   Deferred tax assets:
     Net operating loss carryforwards.......................   10,357     9,084
     Stock compensation expense.............................      982       476
     Covenant not to compete................................      509       115
     Other..................................................      263       --
                                                              -------   -------
                                                               12,111     9,675
                                                              -------   -------
                                                              $79,511   $65,650
                                                              =======   =======

  Deferred taxes arise primarily from timing differences resulting from using accelerated depreciation for tax purposes and straight-line depreciation for financial reporting purposes, and contract rights acquired which are not deductible for tax purposes.

  The net operating loss carryforwards of approximately $25 million, after a reduction to reflect the limitation imposed under the provisions of the Internal Revenue Code regarding change of ownership, expire between fiscal years 2001 through 2013. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

  The benefit for income taxes consists of (in thousands):

                             YEAR ENDED YEAR ENDED PERIOD ENDED APRIL 5, 1995 TO
                             MARCH 31,  MARCH 28,   MARCH 29,    SEPTEMBER 29,
                                1998       1997        1996           1995
                             ---------- ---------- ------------ ----------------
   Federal..................  $(4,265)   $(2,039)    $(5,215)       $(1,760)
   State....................   (1,069)      (474)     (1,088)          (102)
                              -------    -------     -------        -------
                              $(5,334)   $(2,513)    $(6,303)       $(1,862)
                              =======    =======     =======        =======

  The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

                            YEAR ENDED YEAR ENDED PERIOD ENDED APRIL 5, 1995 TO
                            MARCH 31,  MARCH 28,   MARCH 29,    SEPTEMBER 29,
                               1998       1997        1996           1995
                            ---------- ---------- ------------ ----------------
   Expected tax benefit....  $(7,070)   $(4,563)    $(1,201)       $(2,655)
   State tax benefit, net
    of federal taxes.......     (690)      (308)       (170)          (320)
   Permanent book/tax
    differences:
     Goodwill..............    2,289      1,100         373          1,000
     Stock compensation
      expense..............      --         311         --             --
     Other.................      137        947         --             113
                             -------    -------     -------        -------
   Tax
    provision/(benefit)....  $(5,334)   $(2,513)    $  (998)       $(1,862)
                             =======    =======     =======        =======

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

  The Company made cash payments for income taxes of approximately $358,000, $204,000 and $36,000 for 1998, 1997 and 1996T, respectively.

8. STOCKHOLDERS' EQUITY

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

  Proceeds generated from the 1997 Stock Offering were approximately $49.9 million, after underwriting discounts and commissions and before expenses.

B. INITIAL PUBLIC OFFERING

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

  Prior to the Offering, the Company issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management. The Company recorded a stock based compensation charge in an amount of approximately $887,000 attributable to the issuance of such stock in 1997. In addition, approximately $104,000 of outstanding receivables relating to loans to management in connection with prior purchases of the Company's common stock were forgiven and have been accounted for as a stock-based compensation charge in 1998 and 1997.

C. RECLASSIFICATION AND STOCK SPLIT

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

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

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

D. REDEMPTION OF PREFERRED STOCK

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

  The Company has granted 253,750 options to various employees of the Company pursuant to the Stock Option Plan, through March 31, 1998.

  On July 23, 1996, in connection with the Offering, the Company granted certain nonqualified options (the "1996 Options") to certain members of management (collectively, the "Option Holders") to purchase up to 735,618 shares of Common Stock at 85% of the initial offering price of the Common Stock. On September 17, 1996, for the purpose of preserving the Option Holders' percentage interest of Common Stock represented by the 1996 Options (which percentage interest was decreased as a result of the exercise of the Over-Allotment Option), the Company granted to the Option Holders additional nonqualified stock options to purchase up to 3,819 shares of Common Stock (the "Additional Options"). The 1996 Options and Additional Options vest in equal annual installments (20% vested immediately on the date of grant and the remainder over a four year period) commencing on July 23, 1996, the effective date of the Offering. With respect to 1996 Options and Additional Options granted to employees. The Company records the difference between the exercise price and the initial offering price of Common Stock as a stock-based compensation charge over the applicable four year vesting period.

  On September 17, 1996, the Company granted to certain directors each of whom was appointed by the Board of Directors of the Company on such date to serve as independent directors, options entitling each such director to purchase up to 60,000 shares of Common Stock (the "Independent Director Options"). The Independent Director Options vest in equal annual installments (25% vest immediately on the date of grant and the remainder over a three year period), commencing on September 17, 1996, and entitle each such director to purchase shares of Common Stock at the initial public offering price of the Common Stock. The Company records the difference between the exercise price of the Independent Director Options and the fair market value of the Common Stock on September 17, 1996 as a stock-based compensation charge over the applicable three year vesting period.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

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

  For the years ended March 31, 1998 and March 28, 1997, the Company has recorded stock-based compensation charges of approximately $1,342,000 and $1,161,000, respectively relating to the 1996 Options, the 1997 Options, the Additional Options and the Independent Director Options.

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

  In accordance with SFAS No. 123, pro forma information regarding net loss and loss per common share has been determined as if the Company had accounted for its employee stock options under the fair value method required by SFAS No. 123. The fair value for these options was estimated at the date of each grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997 risk-free interest rate of 5.9% and 6.6%; dividend yields of 0%, volatility factor of the expected market price of the Company's common stock of 24.5% and a weighted-average expected life of the options of five years.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net loss and net loss per share are as follows:

                                                          YEAR ENDED
                                                   --------------------------
                                                    MARCH 31,     MARCH 28,
                                                       1998          1997
                                                   ------------  ------------
     Pro forma basic and diluted net loss......... $(15,890,000) $(10,307,000)
     Pro forma basic and diluted net loss per
      share.......................................       $(1.41)       $(1.12)

  SFAS No. 123 is applicable only to options granted subsequent to March 30, 1996 (no options were granted in fiscal 1996).

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

  Information with respect to options for the years ended March 31, 1998 and March 28, 1997 is as follows:

                                                                   WEIGHTED
                                                   WEIGHTED      AVERAGE FAIR
                                                   AVERAGE     VALUE OF OPTIONS
                                      OPTIONS   EXERCISE PRICE     GRANTED
                                     ---------  -------------- ----------------
   Options outstanding at March 29,
    1996...........................                 $  --           $ --
   Options granted:
     Nonqualified options issued at
      market price.................    181,250       14.00           4.87
     Directors' options issued at
      below market price...........    120,000       14.00           9.36
     Nonqualified options issued at
      below market price...........    739,437       11.90           6.00
                                     ---------      ------          -----
   Options outstanding at March 28,
    1997...........................  1,040,687       12.51           6.17
   Options granted:
     Nonqualified options issued at
      market price.................     72,500       21.62           6.94
     Nonqualified options issued at
      below market price...........    200,000       11.90          12.53
     Options exercised.............    (17,857)      11.90            --
                                     ---------      ------          -----
     Options outstanding at March
      31, 1998.....................  1,295,330      $12.93          $7.23
                                     =========      ======          =====
     Options exercisable at March
      28, 1997.....................    214,151      $12.55          $6.26
                                     =========      ======          =====
     Options exercisable at March
      31, 1998.....................    464,918      $12.80          $6.85
                                     =========      ======          =====

  Exercise prices for options outstanding and for options exercisable as of March 31, 1998 were as follows:

                                         NUMBER OF                       RANGE OF
         NUMBER OF OPTIONS          OPTIONS EXERCISABLE               EXERCISE PRICES
         -----------------          -------------------               ---------------
             1,222,830                    450,418                     $11.90--$14.00
                 5,000                      1,000                     $17.75
                67,500                     13,500                     $21.25--$24.50
             ---------                    -------
             1,295,330                    464,918
             =========                    =======

  The weighted average remaining contractual life of those options is approximately 8.6 years.

  Shares of Common Stock reserved for future issuance as of March 31, 1998 are as follows:

                                                                       NUMBER OF
                                                                        SHARES
                                                                       ---------
       Stock options.................................................. 1,541,580
       Conversion shares..............................................   480,648
       Convertible notes..............................................    56,466
                                                                       ---------
                                                                       2,078,694
                                                                       =========

9. COMMITMENTS AND CONTINGENCIES

  Rental expense for all operating leases, which principally cover office facilities, laundromats and vehicles, was approximately $4,483, $2,307, $1,235 and $1,139 for 1998, 1997, 1996T and 1995, respectively (in thousands).

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

  Future minimum rental commitments under all noncancellable operating leases as of March 31, 1998, are as follows (in thousands):

       1999............................................................ $ 7,637
       2000............................................................   6,122
       2001............................................................   4,371
       2002............................................................   2,402
       2003............................................................   1,499
       2004 and future periods.........................................   3,639
                                                                        -------
                                                                        $25,670
                                                                        =======

  The Company is contingently liable on receivables sold with recourse to finance companies. The total amount of such receivables outstanding as of March 31, 1998 is approximately $2.3 million.

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

  The carrying amounts of cash and cash equivalents, receivables, the Amended and Restated Credit Facility, and other long-term debt approximates their fair market value at March 31, 1998. The carrying amount and related estimated fair value for the Company's Series D Senior Notes at March 31, 1998 are as follows (in thousands):

                                                             CARRYING ESTIMATED
                                                              AMOUNT  FAIR VALUE
                                                             -------- ----------
       11 3/4% Senior Notes................................. $296,655  $330,770

  The fair value of the Series D Senior Notes has been determined through information obtained from quoted market prices.

11. OTHER ASSETS

  In connection with the Company's establishment of a corporate office in Charlotte, North Carolina, and the relocation of an executive officer of the Company to such office in September 1996, the Company extended a loan to such officer in the principal amount of $500,000 payable in ten equal annual installments commencing in July 1997 (each payment date, a "Payment Date"), with interest accruing at a rate of 7.5% per annum. The Company has authorized that payment of principal and interest will be forgiven on each Payment Date. The balance of such loan of $450,000 and $500,000 is included in other assets as of March 31, 1998 and March 28, 1997, respectively.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

12. SUBSEQUENT EVENTS

  Through May 1998, the Company completed certain acquisitions of businesses or assets of businesses, with purchase prices aggregating approximately $21 million, utilizing funds available under the Amended and Restated Credit Facility.

  On June 5, 1998, the Company completed the acquisition of the stock of Gordon & Thomas Cos. Inc. for a cash purchase price of approximately $58 million and the assumption of certain liabilities. This transaction was financed with cash and borrowings under the Amended and Restated Credit Facility.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The 1997 and 1998 quarterly earnings per share amounts have been restated to comply with SFAS No. 128 and related interpretations.

                              JUNE 27,     SEPTEMBER 26,   DECEMBER 26,    MARCH 31,
     FOR THE QUARTER ENDED      1997            1997           1997          1998
     ---------------------   ------------  --------------- -------------- ------------
                             (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
   Revenues................  $     72,095   $     77,702    $     80,618  $     94,472
   Operating income........  $      5,750   $      5,695    $      6,821  $      6,195
   Loss before income tax-
    es.....................  $     (4,313)  $     (5,371)   $     (4,480) $     (6,037)
   Net loss................  $     (3,513)  $     (4,266)   $     (3,785) $     (3,303)
   Basic and diluted net
    loss per share.........  $      (0.33)  $      (0.40)   $      (0.34) $      (0.25)
   Weighted average shares
    outstanding............    10,484,926     10,484,926      10,872,450    13,167,783

                              JUNE 26,     SEPTEMBER 27,   DECEMBER 27,     MARCH 28,
    FOR THE QUARTER ENDED       1996            1996           1996           1997
    ---------------------    ------------  --------------- --------------  -------------
                             (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
   Revenues................  $     47,940    $     46,506   $      48,759  $      63,647
   Operating income........  $      4,509    $      2,566   $       3,877  $       3,373
   Loss before
    extraordinary items and
    income taxes...........  $     (1,632)   $     (3,435)  $      (2,127) $      (5,340)
   Loss before extraordi-
    nary items.............  $     (1,232)   $     (2,235)  $      (1,427) $      (5,333)
   Net loss................  $     (1,232)   $     (2,235)  $      (1,427) $      (5,629)
   Pro forma basic and di-
    luted net loss per
    share..................  $      (0.16)
   Basic and diluted net
    loss per share:
     Before extraordinary
      items................                  $      (0.23)  $       (0.14) $       (0.51)
     Extraordinary items...                  $        --    $         --   $       (0.03)
     Basic and diluted net
      loss per share.......                  $      (0.23)  $       (0.14) $       (0.54)
   Weighted average shares
    outstanding............     7,588,662       9,742,573      10,453,105     10,484,926