Form 10-Q
period 1998-06-30
COINMACH LAUNDRY CORP
filed 1998-08-14
CIK 1013021

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 1998

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

AS OF THE CLOSE OF BUSINESS ON AUGUST 6, 1998, COINMACH LAUNDRY CORPORATION HAD OUTSTANDING 12,687,135 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "COMMON STOCK"), AND 480,648 SHARES OF NON-VOTING CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "NON-VOTING COMMON STOCK").

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                                     INDEX
                                     -----

PART I.

Financial Information                                                Page No.
---------------------                                                --------

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets-
     June 30, 1998 (Unaudited) and March 31, 1998                          3

     Condensed Consolidated Statements of Operations (Unaudited) -
     Three Months Ended June 30, 1998 and June 27, 1997                    4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Three Months Ended June 30, 1998 and June 27, 1997                    5

     Notes to Condensed Consolidated Financial Statements                6-9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                      10-15

PART II.

Other Information
-----------------

Item 1. Legal Proceedings                                                 16

Item 2. Changes in Securities                                             16

Item 3. Defaults Upon Senior Securities                                   16

Item 4. Submission of Matters to a Vote of Security Holders               16

Item 5. Other Information                                                 17

Item 6. Exhibits and Reports on Form 8-K                                  17

Signature Page                                                            18
--------------

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

PART I.    FINANCIAL INFORMATION
           ---------------------

          ITEM 1.  FINANCIAL STATEMENTS
          -------  --------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                           (In thousands of dollars)

                                                      June 30, 1998   March 31, 1998/1/
                                                      --------------  ------------------
                                                       (Unaudited)
ASSETS:
Cash and cash equivalents                                  $ 22,988            $ 22,456
Receivables, net                                              9,482               7,750
Inventories                                                  14,896              13,430
Prepaid expenses                                              6,580               6,308
Advance location payments                                    77,772              74,026
Land, property and equipment, less accumulated
  depreciation of $83,998 and $72,234                       216,262             194,328
Contract rights, less accumulated amortization of
  $46,798 and $39,923                                       420,519             366,762
Goodwill, less accumulated amortization of $14,521
  and $12,530                                               132,079             110,424
Other assets                                                 23,462              21,464
                                                           --------            --------
Total assets                                               $924,040            $816,948
                                                           ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable                                           $ 18,209            $ 17,128
Accrued rental payments                                      25,080              20,977
Accrued interest                                              5,605              13,993
Other accrued expenses                                       13,621              15,178
Deferred income taxes                                       102,010              79,511
11-3/4% Senior Notes                                        296,655             296,655
Premium on 11 3/4% Senior Notes, net                          8,949               9,258
Credit facility indebtedness                                389,561             296,267
Other long-term debt                                          8,498               9,236

Stockholders' equity:
  Common stock and capital in excess of par value           103,431             103,210
  Notes receivable from management                             (335)               (335)
  Accumulated deficit                                       (47,244)            (44,130)
                                                           --------            --------
Total stockholders' equity                                   55,852              58,745
                                                           --------            --------
Total liabilities and stockholders' equity                 $924,040            $816,948
                                                           ========            ========

      The accompanying notes are an integral part of these financial statements.

______

1. The March 31, 1998 balance sheet has been derived from the audited financial statements as of that date.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------
                (In thousands of dollars, except per share data)


                                                 Three Months Ended
                                            ----------------------------

                                             June 30,          June 27,
                                               1998              1997
                                            ----------------------------

REVENUES                                     $   117,934    $    72,095
COSTS AND EXPENSES:
     Laundry operating expenses                   77,568         48,236
     General and administrative expenses           1,997          1,489
     Depreciation and amortization                26,843         16,475
     Stock-based compensation charge                 221            145
                                             -----------    -----------
                                                 106,629         66,345
                                             -----------    -----------
OPERATING INCOME                                  11,305          5,750
INTEREST EXPENSE, NET                             15,567         10,063
                                             -----------    -----------
LOSS BEFORE INCOME TAXES                          (4,262)        (4,313)
                                             -----------    -----------
PROVISION (BENEFIT) FOR INCOME TAXES:
     Currently payable                               108             50
     Deferred                                     (1,256)          (850)
                                             -----------    -----------
                                                  (1,148)          (800)
                                             -----------    -----------
NET LOSS                                     $    (3,114)   $    (3,513)
                                             ===========    ===========
BASIC AND DILUTED LOSS PER SHARE                   $(.24)         $(.34)
                                             ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Common Shares                            13,167,783     10,484,926



The accompanying notes are an integral part of these financial statements.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------
                           (In thousands of dollars)

                                                                       Three Months Ended
                                                                      ---------------------
                                                                       June 30,   June 27,
                                                                         1998       1997
                                                                      ----------  ---------
OPERATING ACTIVITIES:
     Net loss                                                         $  (3,114)  $ (3,513)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
     Depreciation                                                        12,133      6,473
     Amortization of advance location payments                            4,985      3,050
     Amortization of intangibles                                          9,725      6,952
     Deferred income taxes                                               (1,256)      (850)
     Stock-based compensation charge                                        221        145
     Amortization of premium on 11 3/4% Senior Notes                       (309)        --
     Amortization of debt discount and deferred issuance costs              376        161

     Change in operating assets and liabilities,
         net of business acquired:
         Other assets                                                      (504)       870
         Receivables, net                                                  (866)       896
         Inventories and prepaid expenses                                  (294)    (1,810)
         Accounts payable                                                   (79)      (162)
         Accrued interest                                                (8,388)    (5,451)
         Accrued expenses, net                                            2,546      1,912
                                                                      ---------   --------
     Net cash provided by operating activities                           15,176      8,673
                                                                      ---------   --------
INVESTING ACTIVITIES:
     Additions to property and equipment                                (15,481)   (11,483)
     Advance location payments to location owners                        (5,276)    (3,639)
     Additions to net assets related to acquisitions of businesses      (86,123)   (45,494)
                                                                      ---------   --------
         Net cash used for investing activities                        (106,880)   (60,616)
                                                                      ---------   --------
FINANCING ACTIVITIES:
Debt transactions:
     Net repayments of bank and other borrowings                           (226)      (225)
     Deferred debt issuance costs                                          (267)      (900)
     Proceeds from issuance of term loans from credit facility           93,294     58,000
     Principal payments on capitalized lease obligations                   (565)      (260)
                                                                      ---------   --------
         Net cash provided by financing activities                       92,236     56,615
                                                                      ---------   --------
         Net increase in cash and cash equivalents                          532      4,672

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           22,456     14,729
                                                                      ---------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  22,988   $ 19,401
                                                                      =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
     Interest paid                                                    $  24,307   $ 15,428
                                                                      =========   ========

The accompanying notes are an integral part of these financial statements.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS

     Coinmach Laundry Corporation ("Coinmach Laundry"), a Delaware corporation, through its wholly-owned subsidiaries (collectively, the "Company"), is the leading supplier of outsourced laundry equipment services to multi-family housing properties throughout the United States. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. The Company owns and operates approximately 744,000 washers and dryers in approximately 75,000 locations on routes throughout the United States and in 150 retail laundromats located throughout Texas.

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

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Coinmach Laundry's Annual Report on Form 10-K for the year ended March 31, 1998.

     Certain prior year's balances have been reclassified to conform with the 1998 presentation.


3.  LOSS PER SHARE

     Basic and diluted loss per share for the three months ended June 30, 1998 and June 27, 1997 was calculated based upon the weighted average number of common shares outstanding of 13,167,783 and 10,484,926, respectively.
Conversion of common equivalent shares (stock options) was not assumed since the results would have been antidilutive.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)
(continued)

4.  COMPREHENSIVE INCOME

     As of April 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption would have been reported separately in stockholders' equity to be included in other comprehensive income. The Company does not have any elements of comprehensive income which would be required to be included in its financial statements.

5.  LONG-TERM DEBT

     At June 30, 1998, Coinmach Corporation ("Coinmach"), a wholly-owned subsidiary of Coinmach Laundry, had outstanding long-term debt consisting of (a) approximately $296.7 million of 11 3/4% Senior Notes due 2005 (the "Senior Notes"), (b) $274.0 million of term loans, and (c) approximately $115.6 million of a revolving line of credit. Indebtedness under the Amended and Restated Credit Facility is secured by all of the Company's real and personal property. Coinmach Laundry has guaranteed the indebtedness under the Amended and Restated Credit Facility and pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default, and customary restrictive covenants and agreements, the Amended and Restated Credit Facility contains certain covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the Senior Notes and the Amended and Restated Credit Facility limit Coinmach's ability to pay dividends.


6.  STOCKHOLDERS' EQUITY

     A.  SECONDARY OFFERING

     On December 19, 1997, Coinmach Laundry completed a secondary offering (the "Secondary Offering") of 4,600,000 shares of Common Stock at a price of $19.75 per share (including the issuance of 600,000 shares in connection with the exercise of an underwriters' over-allotment option granted in connection therewith). In connection with the Secondary Offering, 2,665,000 shares were sold by Coinmach Laundry and 1,935,000 shares were sold by certain stockholders of the Company. The Company did not receive any proceeds from the sale of shares by selling stockholders.

     Proceeds generated from the Secondary Offering were approximately $49.9 million, after underwriting discounts and commissions and before expenses.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

6. STOCKHOLDERS' EQUITY (continued)

     B.  STOCK OPTION PLAN

     Prior to the Company's initial public offering in July 1996 (the "Initial Offering"), the Company adopted the 1996 Employee Stock Option Plan (as amended and restated, the "Stock Option Plan"), which provides that the Company may grant stock options for the purchase of up to 1,109,147 shares of Common Stock to key employees of the Company over a period not to exceed ten years. The Company may grant incentive stock options at an exercise price per share not less than 100% of the fair market value of the Common Stock at the date of grant and stock options which do not qualify as incentive stock options at an exercise price per share not less than the average closing price of the Common Stock for the thirty consecutive trading days immediately preceding the date of grant.
All stock options granted under the Stock Option Plan vest over four years in five equal installments (20% vest immediately on the date of grant and the remainder over a four year period) and expire ten years from the date of grant.

     Through June 30, 1998, the Company has granted 402,250 stock options to various employees of the Company pursuant to the Stock Option Plan, of which 148,500 were granted during the past fiscal quarter.

     During July and September, 1996, in connection with the Initial Offering, Coinmach Laundry granted certain non-qualified stock options to certain members of management to purchase up to 739,437 shares of Common Stock at 85% of the initial offering price of the Common Stock. Such options vest in equal annual installments (20% vest immediately on the date of grant and the remainder over a four year period) commencing on July 23, 1996, the effective date of the Initial Offering. The Company records the difference between the exercise price of such options and the initial offering price of Common Stock as a stock-based compensation charge over the applicable four year vesting period.

     On September 17, 1996, Coinmach Laundry granted to certain directors, each of whom was appointed by the Board of Directors of Coinmach Laundry on such date to serve as independent directors, stock options entitling each such director to purchase up to 60,000 shares of Common Stock (the "Independent Director Options"). The Independent Director Options vest in equal annual installments (25% vest immediately on the date of grant and the remainder over a three year period), commencing on September 17, 1996, and entitle each such director to purchase shares of Common Stock at the initial public offering price of the Common Stock. The Company records the difference between the exercise price of the Independent Director Options and the fair market value of the Common Stock on September 17, 1996 as a stock-based compensation charge over the applicable three year vesting period.

     On September 5, 1997, Coinmach Laundry granted to certain members of management certain non-qualified stock options to purchase up to 200,000 shares of Common Stock at an exercise price of $11.90 per share. Such options vest in equal annual installments (20%

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

6. STOCKHOLDERS' EQUITY (continued)

vest immediately on the date of grant and the remainder vest over a four year period) commencing on September 5, 1997. The Company records the difference between the exercise price of such options and the fair market value of the Common Stock on September 5, 1997 as a stock-based compensation charge over the applicable four year vesting period.

     On May 4, 1998, the Company granted to certain employees 148,500 non-qualified stock options pursuant to the Stock Option Plan and 31,244 non-qualified stock options to a director of the Company at an exercise price of $22.30938 per share. Such options vest in equal annual installments (20% vest immediately on June 10, 1998 and the remainder vest over a four year period). The Company will record the difference between the exercise price of such options and the fair market value of the Common Stock on May 4, 1998 as a stock-based compensation charge over the applicable four year vesting period.

     For the three months ended June 30, 1998 and June 27, 1997, the Company has recorded a stock-based compensation charge of approximately $221,000 and $145,000, respectively, relating to the options described above.

7.  ACQUISITIONS

     On May 19, 1998, the Company completed the acquisition (the "Cleanco Acquisition") of Cleanco, Inc. and certain of its affiliates ("Cleanco") for a cash purchase price of approximately $23.0 million (excluding transaction expenses), financed with cash and borrowings under the Amended and Restated Credit Facility. Cleanco, headquartered in Miami, Florida, was a leading provider of outsourced laundry equipment services in southern Florida. The Cleanco Acquisition added approximately 21,000 machines to the Company's installed base.

     On June 5, 1998, the Company completed the acquisition (the "G&T Acquisition") of Gordon & Thomas Companies, Inc. ("G&T") for a cash purchase price of approximately $58 million (excluding transaction expenses) and the assumption of certain liabilities. This transaction was financed with cash and borrowings under the Amended and Restated Credit Facility. G&T, headquartered in New Jersey, was a leading provider of outsourced laundry equipment services in the New York metropolitan area. The G&T Acquisition strengthened the Company's presence in the northeastern United States by adding approximately 36,000 machines to the Company's installed base.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

GENERAL
-------

     The Company, through its operating subsidiaries, is principally engaged in supplying outsourced laundry equipment services to multi-family housing properties. The Company owns and operates approximately 744,000 washers and dryers in approximately 75,000 multi-family housing properties on routes throughout the United States and 150 retail laundromats located throughout Texas.

     The Company provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly.
Also included in laundry operating expenses are the costs of servicing and collecting in the route business, including, payroll, parts, vehicles and other related items, the cost of sales associated with the equipment distribution business and certain expenses related to the operation of retail laundromats.
In addition to commission payments, many of the Company's leases require the Company to make advance location payments to the location owners. These advance payments are capitalized and amortized over the life of the applicable lease.

     Other revenue sources for the Company include: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, individual property owners and managers of multi-family housing properties (approximately $2.4 million and $0.8 million for the three months ended June 30, 1998 and June 27, 1997, respectively); (ii) operating, maintaining and servicing retail laundromats (approximately $4.8 million and $5.5 million for the three months ended June 30, 1998 and June 27, 1997, respectively); and (iii) constructing complete turnkey retail laundromats, retrofitting retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts (approximately $6.5 million and $4.8 million for the three months ended June 30, 1998 and June 27, 1997, respectively).

RESULTS OF OPERATIONS
---------------------

     The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 1998.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)

COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 30, 1998 AND JUNE 27, 1997

     Revenues increased by approximately 64% for the three month period ended June 30, 1998, as compared to the prior year's corresponding period. This improvement in revenues resulted primarily from the Company's execution of its acquisition strategy and increased route revenues resulting from internal expansion. Based on the historical revenues of acquired businesses, the Company estimates that approximately $41.4 million of its revenue increase for the current three month period is primarily due to the National Coin Acquisition (as defined) in July 1997, the ALI Acquisition (as defined) in January 1998, the Macke Acquisition (as defined) in March 1998, the Cleanco Acquisition in May 1998 and the G&T Acquisition in June 1997. In addition, during the current three month period, the Company's installed machine base increased by approximately 6,500 machines from internal growth (excluding the machines added from the Cleanco Acquisition and the G&T Acquisition during such period) as compared to an increase of approximately 5,500 machines during the prior year's corresponding period. Included in internal growth are acquisitions of small, local route operators and new customers secured by the Company's sales force.

     Laundry operating expenses increased by approximately 61% for the three month period ended June 30, 1998, as compared to the prior year's corresponding period. The increase was due basically to an increase in laundry operating expenses (primarily commission expense) related to the National Coin Acquisition, the ALI Acquisition, the Macke Acquisition, the Cleanco Acquisition and the G&T Acquisition.

     General and administrative expenses increased by approximately $0.5 million for the three month period ended June 30, 1998, as compared to the prior year's corresponding period. The increase for the period was due to various expenses associated with (i) costs and expenses relating to the Company's acquisition strategy, including systems development and refinement relating to the integration of prior acquisitions, and (ii) additional expenses, such as accounting, management information systems and other administrative functions related to the Company's growth. However, as a percentage of revenues, general and administrative expenses were 1.7% for the current period as compared to 2.1% for the prior year's corresponding period.

     Depreciation and amortization expenses increased by approximately 63% for the three month period ended June 30, 1998, as compared to the prior year's corresponding period, due primarily to the contract rights and goodwill associated with the above-mentioned acquisitions, as well as an increase in capital expenditures with respect to the Company's installed base of machines.

     During 1996 and 1997, the Company granted to certain members of management of the Company and certain other individuals non-qualified options to purchase shares of Common Stock at a 15% discount to the initial offering price of the Common Stock. With respect to such options granted to its employees, the Company records such discount as a stock-based compensation charge over the applicable four year vesting period. The Company also granted to two of its disinterested directors Independent Director Options to purchase up to a total of 120,000 shares of Common Stock.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)

The Company records the difference between the exercise price of such options and the fair market value of the Common Stock on the date of grant as a stock-based compensation charge over the applicable three year vesting period. On May 4, 1998, the Company granted to certain employees 148,500 non-qualified stock options pursuant to the Stock Option Plan and 31,244 non-qualified stock options to a director of the Company at an exercise price of $22.30938 per share. Such options vest in equal annual installments (20% vest immediately on June 10, 1998 and the remainder vest over a four year period). The Company will record the difference between the exercise price of such options and the fair market value of the Common Stock on May 4, 1998 as a stock-based compensation charge over the applicable four year vesting period. During the three months ended June 30, 1998 and June 27, 1997, the Company recorded a stock-based compensation charge of approximately $221,000 and $145,000, respectively, relating to these options.

     Operating income margins were approximately 9.6% for the three month period ended June 30, 1998, as compared to approximately 8.0% for the three month period ended June 27, 1997.

     Interest expense, net, increased by approximately 55% for the three month period ended June 30, 1998, as compared to the prior year's corresponding period, due primarily to increased borrowing levels under the Amended and Restated Credit Facility in connection with certain acquisitions, as well as increased interest expense due to the offering by the Company of $100 million aggregate principal amount of 11 3/4 Series C Senior Notes due 2005 (the "Series C Notes") in October 1997.

     EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization) before deduction for the stock-based compensation charges was approximately $38.4 million for the three months ended June 30, 1998, as compared to approximately $22.4 million for the corresponding period in 1997, representing an improvement of approximately 72%. EBITDA margins improved to approximately 32.5% for the three months ended June 30, 1998, compared to approximately 31.0% for the prior year's corresponding period. EBITDA is used by certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company continues to have substantial indebtedness and debt service requirements. At June 30, 1998, the Company had outstanding long-term debt (excluding the premium on the Series C Notes) of approximately $694.7 million and stockholders' equity of approximately $55.9 million.

     The Company's level of indebtedness will have several important effects on its future operations, including, but not limited to, the following: (a) a significant portion of the Company's cash flow from operations will be required to pay interest on its indebtedness; (b) the financial covenants contained in certain of the agreements governing the Company's indebtedness will require the Company to meet certain financial tests and may limit its ability to borrow additional funds or to

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

dispose of assets; (c) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (d) the Company's ability to adapt to changes in the outsourced laundry equipment services industry and to economic conditions in general will be limited.

     As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments primarily consisting of capital expenditures related to acquisitions, renewal and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the three months ended June 30, 1998 were approximately $106.9 million. Of such amount, the Company spent approximately $86.1 million in acquisition and related transaction costs, primarily due to the Cleanco Acquisition and the G&T Acquisition, and approximately $6.6 million related to the net increase in the installed base of machines of approximately 6,500 machines. The balance of approximately $14.1 million (which consists of machine expenditures, advance location payments and laundry room improvements) was used to maintain the existing machine base in current locations and through replacement of discontinued locations and for general corporate purposes. The full impact on revenues and cash flow generated from capital expended on acquisitions and the net increase in the installed base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

     The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. In connection with certain of the financing agreements governing the Company's indebtedness, Coinmach is required to make monthly cash interest payments as required by the Amended and Restated Credit Facility and semi-annual cash interest payments on the Senior Notes.

     Management believes that the Company's future operating activities will generate sufficient cash flow to repay indebtedness outstanding under the Senior Notes and borrowings under the Amended and Restated Credit Facility or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions under the Amended and Restated Credit Facility or contained in the indenture governing the Senior Notes could result in an acceleration of all amounts due thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms, if at all, or on terms permitted under the Amended and Restated Credit Facility or the indenture governing the Senior Notes.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

     The Company's depreciation and amortization expenses (aggregating approximately $26.8 million for the three months ended June 30, 1998) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods of 15 years.

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

     On January 15, 1998, Coinmach completed the acquisition of the route business of Apartment Laundries, Inc. ("ALI"), pursuant to which Coinmach acquired substantially all the assets of ALI for a cash purchase price of $16.2 million, excluding transaction expenses (the "ALI Acquisition"). The ALI Acquisition was financed through working capital and borrowings under the Company's then existing credit facility. ALI provided outsourced laundry equipment services for multi-family housing units in Oklahoma, Texas, Kansas and Arkansas.

     On March 2, 1998, Coinmach completed the acquisition of Macke Laundry Service, L.P. and substantially all of the assets of certain related entities (collectively, "Macke") for a cash purchase price of approximately $213 million, excluding transaction expenses (the "Macke Acquisition"). The Macke Acquisition was financed with cash and borrowings under the Amended and Restated Credit Facility, which was amended and restated in connection with such acquisition to provide for additional borrowing capacity on substantially similar terms. The Macke Acquisition enabled the Company to further expand its route operations by providing outsourced laundry equipment services to multi-family housing properties throughout the United States and added approximately 236,000 machines to the Company's base.

     On May 19, 1998, Coinmach completed the acquisition of Cleanco, Inc. and certain if its affiliates ("Cleanco") for a cash purchase price of approximately $23.0 million, excluding transaction expenses (the "Cleanco Acquisition"). The Cleanco Acquisition was financed with cash and borrowings under the Amended and Restated Credit Facility. Cleanco, headquartered in Miami, Florida, was a leading provider of outsourced laundry equipment services in southern Florida. The Cleanco Acquisition added approximately 21,000 machines to the Company's installed base.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

     On June 5, 1998, Coinmach acquired all of the common stock of Gordon & Thomas Companies, Inc. ("G&T") for a cash purchase price of approximately $58 million, excluding transaction expenses and the assumption of certain liabilities (the "G&T Acquisition"). This transaction was financed with cash and borrowings under the Amended and Restated Credit Facility. G&T, headquartered in New Jersey, was a leading provider of outsourced laundry equipment services in the New York metropolitan area. The G&T Acquisition strengthened the Company's presence in the northeastern United States by adding approximately 36,000 machines to the Company's installed base.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 9, 1998, the Company held a special meeting of stockholders (the "Special Meeting") at which the following proposals were submitted to a vote of the holders of record of the Company's Class A Common Stock as of May 19, 1998 (the "Record Date"):

            1. the ratification and adoption of an amendment to the Company's charter increasing the number of authorized shares of Class A Common Stock from 15,000,000 to 35,000,000 ("Proposal 1"); and

            2. the ratification and adoption of the amendment to the Company's charter increasing the number of authorized shares of Series Preferred Stock from 1,000,000 to 20,000,000 ("Proposal 2").

          12,687,135 shares of Common Stock were issued and outstanding and eligible to vote as of the Record Date for the Special Meeting.

          Proposal 1 relating to an amendment to the Company's charter increasing the shares of Class A Common Stock from 15,000,000 to 35,000,000 was approved. Results of the voting were as follows: (i) 8,991,891 shares were voted in favor of Proposal 1; (ii) 533,576 shares were voted against Proposal 1; and (iii) 300 shares abstained.

          Proposal 2 relating to an amendment to the Company's charter increasing the number of authorized shares of Series Preferred Stock from 1,000,000 to 20,000,000 was approved. Results of the voting were as follows: (i) 6,656,532 shares were voted in favor of Proposal 2;
          (ii) 2,868,935 shares were voted against Proposal 2; and (iii) 300 shares abstained.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES


ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               --------

               3.4 Certificate of Amendment of the Certificate of Incorporation of Coinmach Laundry

               3.5 Fourth Amended and Restated Certificate of Incorporation of Coinmach Laundry

              10.76 Third Amended and Restated 1996 Employee Stock Option Plan of Coinmach Laundry

              10.77 Stock Purchase Agreement, dated May 19, 1998, by and between Gordon & Thomas Companies, Inc., Thomas L. Litwin, Dorothy E. Litwin, Stuart M. Litwin, Thomas L. Litwin, GRIT No. 2 and Coinmach Corporation

              27.1   Financial Data Schedule

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


                         COINMACH LAUNDRY CORPORATION

Date: August 11, 1998    /s/    ROBERT M. DOYLE
                         -------------------------------
                         Robert M. Doyle
                         Senior Vice President and Chief Financial Officer
                         (On behalf of registrant and as Principal Financial
                          Officer)