Form 10-Q
period 1998-09-30
COINMACH LAUNDRY CORP
filed 1998-11-06
CIK 1013021

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 1998

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

YES  X  NO   .
    ---    --

AS OF THE CLOSE OF BUSINESS ON NOVEMBER 6, 1998, COINMACH LAUNDRY CORPORATION HAD OUTSTANDING 12,687,135 SHARES OF CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "COMMON STOCK"), AND 480,648 SHARES OF NON-VOTING CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "NON-VOTING COMMON STOCK").

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                                     INDEX
                                     -----

PART I.

Financial Information                                                        Page No.
---------------------                                                        --------

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets-
     September 30, 1998 (Unaudited) and March 31, 1998                           3

     Condensed Consolidated Statements of Operations (Unaudited) -
     Three and Six Months Ended September 30, 1998 and September 26, 1997        4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Three and Six Months Ended September 30, 1998 and September 26, 1997        5

     Notes to Condensed Consolidated Financial Statements                      6-9

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                               10-15

PART II.

Other Information
-----------------

Item 1. Legal Proceedings                                                       16

Item 2. Changes in Securities                                                   16

Item 3. Defaults Upon Senior Securities                                         16

Item 4. Submission of Matters to a Vote of Security Holders                     16

Item 5. Other Information                                                       16

Item 6. Exhibits and Reports on Form 8-K                                        16

Signature Page                                                                  17
--------------

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

PART I.             FINANCIAL INFORMATION
                    ---------------------

                    ITEM 1.  FINANCIAL STATEMENTS
                    -------  --------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                           (In thousands of dollars)

                                                      September 30, 1998   March 31, 1998/1/
                                                      -------------------  ------------------
                                                          (Unaudited)
ASSETS:
Cash and cash equivalents                                       $ 24,810            $ 22,456
Receivables, net                                                   8,264               7,750
Inventories                                                       16,988              13,430
Prepaid expenses                                                   5,655               6,308
Advance location payments                                         77,693              74,026
Land, property and equipment, less accumulated
  depreciation of $97,880 and $72,234                            218,334             194,328
Contract rights, less accumulated amortization of
  $54,403 and $39,923                                            418,349             366,762
Goodwill, less accumulated amortization of $16,364
  and $12,530                                                    112,558             110,424
Other assets                                                      21,395              21,464
                                                                --------            --------
Total assets                                                    $904,046            $816,948
                                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable                                                $ 19,146            $ 17,128
Accrued rental payments                                           26,861              20,977
Accrued interest                                                  14,303              13,993
Other accrued expenses                                            12,999              15,178
Deferred income taxes                                             83,158              79,511
11-3/4% Senior Notes                                             296,655             296,655
Premium on 11 3/4% Senior Notes, net                               8,641               9,258
Credit facility indebtedness                                     381,861             296,267
Other long-term debt                                               7,768               9,236
Stockholders' equity:
  Common stock and capital in excess of par value                103,725             103,210
  Notes receivable from management                                  (232)               (335)
  Accumulated deficit                                            (50,839)            (44,130)
                                                                --------            --------
Total stockholders' equity                                        52,654              58,745
                                                                --------            --------
Total liabilities and stockholders' equity                      $904,046            $816,948
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

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------
                (In thousands of dollars, except per share data)


                                                       Three Months Ended               Six Months Ended
                                                       ------------------               ----------------

                                                  September 30,  September 26,    September 30,   September 26,
                                                     1998              1997          1998              1997
                                                 ------------------------------  -------------------------------

REVENUES                                           $   124,975     $    77,702      $   242,909     $   149,797
COSTS AND EXPENSES:
   Laundry operating expenses                           82,155          52,074          159,723         100,310
   General and administrative
     expenses                                            1,984           1,428            3,981           2,917
   Depreciation and amortization                        28,250          18,105           55,093          34,580
   Stock-based compensation
    charge                                                 397             400              618             545
                                                   -----------     -----------      -----------     -----------
                                                       112,786          72,007          219,415         138,352
                                                   -----------     -----------      -----------     -----------
OPERATING INCOME                                        12,189           5,695           23,494          11,445
INTEREST EXPENSE, NET                                   16,867          11,066           32,434          21,129
                                                   -----------     -----------      -----------     -----------
LOSS BEFORE INCOME TAXES                                (4,678)         (5,371)          (8,940)         (9,684)
                                                   -----------     -----------      -----------     -----------
PROVISION (BENEFIT) FOR
 INCOME TAXES:
   Currently payable                                       139             100              246             150
   Deferred                                             (1,222)         (1,205)          (2,477)         (2,055)
                                                   -----------     -----------      -----------     -----------
                                                        (1,083)         (1,105)          (2,231)         (1,905)
                                                   -----------     -----------      -----------     -----------
NET LOSS                                           $    (3,595)    $    (4,266)     $    (6,709)    $    (7,779)
                                                   ===========     ===========      ===========     ===========
BASIC AND DILUTED LOSS PER
 SHARE                                                   $(.27)          $(.41)           $(.51)          $(.74)
                                                   ===========     ===========      ===========     ===========
WEIGHTED AVERAGE SHARES
 OUTSTANDING:
   Common Shares                                    13,167,783      10,484,926       13,167,783      10,484,926



The accompanying notes are an integral part of these financial statements.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------
                           (In thousands of dollars)

                                                                            Six Months Ended
                                                                            ----------------
                                                                     September 30,   September 26,
                                                                          1998            1997
                                                                     --------------  --------------
OPERATING ACTIVITIES:
    Net loss                                                             $  (6,709)       $ (7,779)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation                                                           25,210          14,858
     Amortization of advance location payments                               9,919           5,067
     Amortization of intangibles                                            19,964          14,655
     Deferred income taxes                                                  (2,477)         (2,055)
     Stock-based compensation charge                                           618             545
     Amortization of premium on 11 3/4% Senior Notes                          (617)             --
     Amortization of debt discount and deferred issuance
            costs                                                              808             351

   Change in operating assets and liabilities,
     net of business acquired:
     Other assets                                                             (664)         (1,182)
     Receivables, net                                                           90              88
     Inventories and prepaid expenses                                         (920)         (2,204)
     Accounts payable                                                          365          (1,493)
     Accrued interest                                                          310           1,159
     Accrued expenses, net                                                   2,478             376
                                                                         ---------        --------
   Net cash provided by operating activities                                48,375          22,386
                                                                         ---------        --------

INVESTING ACTIVITIES:
    Additions to property and equipment                                    (32,842)        (21,337)
    Advance location payments to location owners                           (10,229)         (6,660)
    Additions to net assets related to acquisitions of businesses          (86,123)        (63,903)
                                                                         ---------        --------
        Net cash used for investing activities                            (129,194)        (91,900)
                                                                         ---------        --------
FINANCING ACTIVITIES:
Debt transactions:
    Net repayments of bank and other borrowings                               (967)           (262)
    Deferred debt issuance costs                                              (227)           (900)
    Proceeds from credit facility, net                                      85,594          73,250
    Principal payments on capitalized lease obligations                     (1,227)           (488)
                                                                         ---------        --------
        Net cash provided by financing activities                           83,173          71,600
                                                                         ---------        --------
        Net increase in cash and cash equivalents                            2,354           2,086

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              22,456          14,729
                                                                         ---------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  24,810        $ 16,815
                                                                         =========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
     Interest paid                                                       $  32,682        $ 19,628
                                                                         =========        ========


The accompanying notes are an integral part of these financial statements.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS

    Coinmach Laundry Corporation ("Coinmach Laundry"), a Delaware corporation, through its wholly-owned subsidiaries (collectively, the "Company"), is the leading supplier of outsourced laundry equipment services to multi-family housing properties throughout the United States. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. The Company owns and operates approximately 753,000 washers and dryers in approximately 75,000 locations on routes throughout the United States and in 150 retail laundromats located throughout Texas.

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


3.  LOSS PER SHARE

    Basic and diluted loss per share for each of the three and six months ended September 30, 1998 was calculated based upon the weighted average number of common shares outstanding of 13,167,783. Basic and diluted loss per share for each of the three and six months ended September 26, 1997 was calculated based upon the weighted average number of common shares outstanding of 10,484,926. Conversion of common equivalent shares (stock options) was not assumed since the results would have been antidilutive.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

4.  COMPREHENSIVE INCOME

    On April 1, 1998, the Company adopted Financial Accounting Standards
Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. The Company does not have any elements of comprehensive income which would be required to be included in its financial statements.

5.  LONG-TERM DEBT

    At September 30, 1998, Coinmach Corporation ("Coinmach"), a wholly-owned subsidiary of Coinmach Laundry, had outstanding long-term debt consisting of (a) approximately $296.7 million of 11 3/4% Senior Notes due 2005 (the "Senior Notes") and (b) $273.3 million of term loans and approximately $108.6 million of a revolving line of credit under the Amended and Restated Credit Facility. Indebtedness under the Amended and Restated Credit Facility is secured by all of the Company's real and personal property. Coinmach Laundry has guaranteed the indebtedness under the Amended and Restated Credit Facility and pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default, and customary restrictive covenants and agreements, the Amended and Restated Credit Facility contains certain covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the Senior Notes and the Amended and Restated Credit Facility limit Coinmach's ability to pay dividends .


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

    Through September 30, 1998, the Company has granted 502,250 stock options to various employees of the Company pursuant to the Stock Option Plan, of which 248,500 were granted during the past fiscal six months.

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

    On September 5, 1997, Coinmach Laundry granted to certain members of management certain non-qualified stock options to purchase up to 200,000 shares of Common Stock at an exercise price of $11.90 per share. Such options vest in equal annual installments (20% vest immediately on the date of grant and the remainder vest over a four year period) commencing on September 5, 1997. The Company records the difference between the exercise price of such options and the fair market value of

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

6.  STOCKHOLDERS' EQUITY (continued)

the Common Stock on September 5, 1997 as a stock-based compensation charge over the applicable four year vesting period.

    On May 4, 1998, the Company granted to certain employees 248,500 non-qualified stock options pursuant to the Stock Option Plan and 31,244 non-qualified stock options to a director of the Company at an exercise price of $22.30938 per share. Such options vest in equal annual installments (20% vest immediately on June 10, 1998 and the remainder vest over a four year period). The Company records the difference between the exercise price of such options and the fair market value of the Common Stock on May 4, 1998 as a stock-based compensation charge over the applicable four year vesting period.

    For the six months ended September 30, 1998 and September 26, 1997, the Company has recorded a stock-based compensation charge of approximately $618,000 and $545,000, respectively, relating to the options described above.

7.  ACQUISITIONS - 1998

    On May 19, 1998, the Company completed the acquisition of Cleanco, Inc. and certain of its affiliates ("Cleanco") for a cash purchase price of approximately $23.0 million, excluding transaction expenses (the "Cleanco Acquisition"), financed with cash and borrowings under the Amended and Restated Credit Facility. Cleanco, headquartered in Miami, Florida, was a leading provider of outsourced laundry equipment services in southern Florida. The Cleanco Acquisition added approximately 21,000 machines to the Company's installed base.

    On June 5, 1998, the Company completed the acquisition of Gordon & Thomas Companies, Inc. ("G&T") for a cash purchase price of approximately $58 million, excluding transaction expenses (the "G&T Acquisition") and the assumption of certain liabilities. This transaction was financed with cash and borrowings under the Amended and Restated Credit Facility. G&T, headquartered in New Jersey, was a leading provider of outsourced laundry equipment services in the New York metropolitan area. The G&T Acquisition strengthened the Company's presence in the northeastern United States by adding approximately 36,000 machines to the Company's installed base.

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

GENERAL
-------

    The Company, through its operating subsidiaries, is principally engaged in supplying outsourced laundry equipment services to multi-family housing properties. The Company owns and operates approximately 753,000 washers and dryers in approximately 75,000 multi-family housing properties on routes throughout the United States and 150 retail laundromats located throughout Texas.

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

    Other revenue sources for the Company include: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, individual property owners and managers of multi-family housing properties (approximately $5.2 million and $1.5 million for the six months ended September 30, 1998 and September 26, 1997, respectively); (ii) operating, maintaining and servicing retail laundromats (approximately $9.4 million and $10.5 million for the six months ended September 30, 1998 and September 26, 1997, respectively); and (iii) constructing complete turnkey retail laundromats, retrofitting retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts (approximately $14.5 million and $12.4 million for the six months ended September 30, 1998 and September 26, 1997, respectively).

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

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)
---------------------

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 26, 1997

    Revenues increased by approximately 61% and 62% for the three and six month periods ended September 30, 1998, as compared to the prior year's corresponding periods. This improvement in revenues resulted primarily from the Company's execution of its acquisition strategy and increased route revenues resulting from internal expansion. Based on the historical revenues of acquired businesses, the Company estimates that approximately $84.2 million of its revenue increase for the current six month period is primarily due to the National Coin Acquisition (as defined) in July 1997, the ALI Acquisition (as defined) in January 1998, the Macke Acquisition (as defined) in March 1998, the Cleanco Acquisition in May 1998 and the G&T Acquisition in June 1998. In addition, during the current six month period, the Company's installed machine base increased by approximately 15,600 machines from internal growth (excluding the machines added from the Cleanco Acquisition and the G&T Acquisition during such period) as compared to an increase of approximately 9,400 machines during the prior year's corresponding period. Included in internal growth are acquisitions of small, local route operators and new customers secured by the Company's sales force.

    Laundry operating expenses increased by approximately 58% and 59% for the three and six month periods ended September 30, 1998, as compared to the prior year's corresponding periods. The increase was due basically to an increase in laundry operating expenses (primarily commission expense) related to the National Coin Acquisition, the ALI Acquisition, the Macke Acquisition, the Cleanco Acquisition and the G&T Acquisition.

    General and administrative expenses increased by approximately $0.6 million and $1.1 million for the three and six month periods ended September 30, 1998, as compared to the prior year's corresponding periods. The increase for the periods was due to various expenses associated with (i) costs and expenses relating to the Company's acquisition strategy, including systems development and refinement relating to the integration of prior acquisitions, and (ii) additional expenses, such as accounting, management information systems and other administrative functions related to the Company's growth. However, as a percentage of revenues, general and administrative expenses were 1.6% for both the three and six month periods ended September 30, 1998 as compared to 1.8% and 2.0% for the prior year's corresponding periods.

    Depreciation and amortization expenses increased by approximately 56% and 59% for the three and six month periods ended September 30, 1998, as compared to the prior year's corresponding periods due primarily to the contract rights and goodwill associated with the above-mentioned acquisitions, as well as an increase in capital expenditures with respect to the Company's installed base of machines.

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

RESULTS OF OPERATIONS (continued)
---------------------

Independent Director Options to purchase up to a total of 120,000 shares of Common Stock. The Company records the difference between the exercise price of such options and the fair market value of the Common Stock on the date of grant as a stock-based compensation charge over the applicable three year vesting period. On May 4, 1998, the Company granted 248,500 non-qualified stock options to certain employees pursuant to the Stock Option Plan and 31,244 non-qualified stock options to a director of the Company at an exercise price of $22.30938 per share. Such options vest in equal annual installments (20% vest immediately on June 10, 1998 and the remainder vest over a four year period). The Company records the difference between the exercise price of such options and the fair market value of the Common Stock on May 4, 1998 as a stock-based compensation charge over the applicable four year vesting period. During the six months ended September 30, 1998 and September 26, 1997, the Company recorded a stock-based compensation charge of approximately $618,000 and $545,000, respectively, relating to these options.

    Operating income margins were approximately 9.8% and 9.7% for the three and six month periods ended September 30, 1998, as compared to approximately 7.3% and 7.6% for the three and six month period ended September 26, 1997.

    Interest expense, net, increased by approximately 52% and 54% for the three and six month periods ended September 30, 1998, as compared to the prior year's corresponding periods due primarily to increased borrowing levels under the Amended and Restated Credit Facility in connection with certain acquisitions, as well as increased interest expense due to the offering by the Company of $100 million aggregate principal amount of 11 3/4% Series C Senior Notes due 2005 (the "Series C Notes") in October 1997.

    EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization) before deduction for the stock-based compensation charges was approximately $79.2 million for the six months ended September 30, 1998, as compared to approximately $46.6 million for the corresponding period in 1997, representing an improvement of approximately 70%. EBITDA margins improved to approximately 32.6% for the six months ended September 30, 1998, compared to approximately 31.1% for the prior year's corresponding period. EBITDA is used by certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    The Company continues to have substantial indebtedness and debt service requirements. At September 30, 1998, the Company had outstanding long-term debt (excluding the premium on the Series C Notes) of approximately $686.3 million and stockholders' equity of approximately $52.7 million.

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

    As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments primarily consisting of capital expenditures related to acquisitions, renewal and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the six months ended September 30, 1998 were approximately $129.2 million. Of such amount, the Company spent approximately $86.1 million in acquisition and related transaction costs, primarily due to the Cleanco Acquisition and the G&T Acquisition, and approximately $14.3 million related to the net increase in the installed base of machines of approximately 15,600 machines. The balance of approximately $28.8 million (which consists of machine expenditures, advance location payments and laundry room improvements) was used to maintain the existing machine base in current locations and through replacement of discontinued locations and for general corporate purposes. The full impact on revenues and cash flow generated from capital expended on acquisitions and the net increase in the installed base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

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

    The Company's depreciation and amortization expenses (aggregating approximately $55.1 million for the six months ended September 30, 1998) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods of 15 years.

SUMMARY OF RECENT ACQUISITIONS

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

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------

    On May 19, 1998, Coinmach completed the Cleanco Acquisition. The Cleanco Acquisition was financed with cash and borrowings under the Amended and Restated Credit Facility. Cleanco, headquartered in Miami, Florida, was a leading provider of outsourced laundry equipment services in southern Florida. The Cleanco Acquisition added approximately 21,000 machines to the Company's installed base.

    On June 5, 1998, Coinmach completed the G&T Acquisition which was financed with cash and borrowings under the Amended and Restated Credit Facility. G&T, headquartered in New Jersey, was a leading provider of outsourced laundry equipment services in the New York metropolitan area. The G&T Acquisition strengthened the Company's presence in the northeastern United States by adding approximately 36,000 machines to the Company's installed base.

    As part of its business strategy, the Company will continue to evaluate opportunities to acquire local, regional and multi-regional route businesses. There can be no assurance that the Company will find attractive acquisition candidates or effectively manage the integration of acquired businesses into its existing business.

INFLATION AND SEASONALITY
-------------------------

    In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation, and the effects of inflation may be experienced by the Company in future periods. Management believes that such effects have not been nor will be material to the Company. The Company's business does not exhibit material seasonality fluctuations.

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

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits
                --------

          3.1 Fourth Amended and Restated Certificate of Incorporation of Coinmach Laundry (incorporated by reference from Exhibit 3.5 to Coinmach Laundry's Form 10-Q for the quarterly period ended June 30, 1998)

          3.2 Third Amended and Restated Bylaws of Coinmach Laundry (incorporated by reference from Exhibit 3.1 to Coinmach Laundry's Form 10-Q for the quarterly period ended September 27,
                1996)

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


                                        COINMACH LAUNDRY CORPORATION

Date:  November __, 1998                /s/    ROBERT M. DOYLE
                                           -------------------------------
                                        Robert M. Doyle
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (On behalf of registrant and as
                                        Principal Financial Officer)