Form 10-Q
period 1998-12-31
COINMACH LAUNDRY CORP
filed 1999-02-08
CIK 1013021

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

{ X }    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the period ended December 31, 1998

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

As of the close of business on February 5, 1999, Coinmach Laundry Corporation had outstanding 12,687,135 shares of Class A common stock, par value $.01 per share (the "Common Stock"), and 480,648 shares of non-voting Class B Common Stock, par value $.01 per share (the "Non-Voting Common Stock").

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.

Financial Information                                                   Page No.
---------------------                                                   --------

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets-
        December 31, 1998 (Unaudited) and March 31, 1998                       3

        Condensed Consolidated Statements of Operations (Unaudited) -
        Three and Nine Months Ended December 31, 1998
        and December 26, 1997                                                  4

        Condensed Consolidated Statements of Cash Flows (Unaudited) -
        Three and Nine Months Ended December 31, 1998
        and December 26, 1997                                                  5

        Notes to Condensed Consolidated Financial
        Statements (Unaudited)                                               6-9


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          10-16

PART II.

Other Information

Item 1. Legal Proceedings                                                     17

Item 2. Changes in Securities                                                 17

Item 3. Defaults Upon Senior Securities                                       17

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 5. Other Information                                                     17

Item 6. Exhibits and Reports on Form 8-K                                      17

Signature Page                                                                18

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                             December 31, 1998  March 31, 1998 1
                                             -----------------  --------------
                                                 (Unaudited)
ASSETS:
Cash and cash equivalents                             $23,995          $22,456
Receivables, net                                        8,436            7,750
Inventories                                            16,535           13,430
Prepaid expenses                                        6,007            6,308
Advance location payments                              79,034           74,026
Land, property and equipment, less accumulated
  depreciation of $111,287 and $72,234                218,587          194,328
Contract rights, less accumulated amortization of
  $62,098 and $39,923                                 412,788          366,762
Goodwill, less accumulated amortization of $18,309
  and $12,530                                         110,658          110,424
Other assets                                           21,479           21,464
                                                      -------          -------
Total assets                                         $897,519         $816,948
                                                      =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable                                      $20,225        $  17,128
Accrued rental payments                                26,473           20,977
Accrued interest                                        5,421           13,993
Other accrued expenses                                 12,215           15,178
Deferred income taxes                                  82,364           79,511
11-3/4% Senior Notes                                  296,655          296,655
Premium on 11 3/4% Senior Notes, net                    8,332            9,258
Credit facility indebtedness                          388,489          296,267
Other long-term debt                                    7,021            9,236
Stockholders' equity:
  Common stock and capital in excess of par value     104,093          103,210
  Notes receivable from management                      (232)             (335)
  Accumulated deficit                                (53,537)          (44,130)
                                                     --------          -------
Total stockholders' equity                             50,324           58,745
                                                      -------          -------
Total liabilities and stockholders' equity           $897,519         $816,948
                                                      =======         ========

See accompanying notes.

------
1.   The  March  31,  1998  balance  sheet  has been  derived  from the  audited financial statements as of that date.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (In thousands of dollars, except per share data)



                                                      Three Months Ended                  Nine Months Ended
                                                      ------------------                  -----------------

                                                December 31,   December 26,           December 31,   December 26,
                                                      1998          1997                  1998            1997
                                                ------------   ------------           ------------   ------------

REVENUES                                           $130,736        $80,618              $373,645        $230,415
COSTS AND EXPENSES:
   Laundry operating expenses                        85,738         53,840               245,461         154,150
   General and administrative
     expenses                                         2,006          1,600                 5,987           4,517
   Depreciation and amortization                     28,847         17,957                83,940          52,537
   Stock-based compensation
    charge                                              369            400                   987             945
                                                  ---------        -------            ----------       ---------
                                                    116,960         73,797               336,375         212,149
                                                  ---------         ------             ---------       ---------
OPERATING INCOME                                     13,776          6,821                37,270          18,266

INTEREST EXPENSE, NET                                16,902         11,301                49,336          32,430
                                                   --------         ------             ---------       ---------
LOSS BEFORE INCOME TAXES                            (3,126)         (4,480)              (12,066)       (14,164)
                                                  ---------         -------            ---------      ----------
PROVISION (BENEFIT) FOR
INCOME TAXES:
   Currently payable                                   400              80                   647             230
   Deferred                                           (828)           (775)               (3,306)        (2,830)
                                                      -----           -----             ---------     ----------
                                                      (428)           (695)               (2,659)        (2,600)
                                                      -----           -----             ---------     ----------

NET LOSS                                           $(2,698)        $(3,785)              $(9,407)      $(11,564)
                                                   =========      =========             =========     ==========
BASIC AND DILUTED LOSS PER
  SHARE                                              $(.20)          $(.35)                $(.71)      $  (1.09)
                                                     ======          ======                ======     ==========
WEIGHTED AVERAGE COMMON                          13,167,783      10,872,450            13,167,783     10,614,101
   SHARES OUTSTANDING


See accompanying notes.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                                                       Nine Months Ended
                                                                                       -----------------
                                                                                 December 31,          December 26,
                                                                                     1998                   1997
                                                                                 ------------           -----------

OPERATING ACTIVITIES:
         Net loss                                                                   $(9,407)             $(11,564)
         Adjustments to reconcile net loss to net cash
          provided by operating activities:
         Depreciation                                                                38,580                22,910
         Amortization of advance location payments                                   15,035                 7,566
         Amortization of intangibles                                                 30,325                22,061
         Deferred income taxes                                                       (3,306)               (2,830)
         Stock-based compensation charge                                                987                   945
         Amortization of premium on 11 3/4% Senior Notes                               (926)                 (206)
         Amortization of debt discount and deferred issuance
            costs                                                                     1,316                   533

         Change in operating assets and liabilities,
             net of business acquired:
             Other assets                                                            (1,499)               (1,348)
             Receivables, net                                                          (131)                  718
             Inventories and prepaid expenses                                        (1,201)               (3,679)
             Accounts payable                                                         1,278                   172
             Accrued interest                                                        (8,572)               (5,653)
             Accrued expenses, net                                                    2,284                  (916)

             Net cash provided by operating activities                               64,763                28,709
                                                                                     ------                ------

INVESTING ACTIVITIES:
         Additions to property and equipment                                        (45,718)              (36,357)
         Advance location payments to location owners                               (16,230)              (10,257)
         Additions to net assets related to acquisitions of businesses              (89,584)              (63,903)

             Net cash used for investing activities                                (151,532)             (110,517)
                                                                                  ---------             ---------
FINANCING ACTIVITIES:
Debt transactions:
           Net (repayments) borrowing of bank and other
             borrowings                                                              (1,507)                2,075
           Deferred debt issuance costs                                                (381)               (5,355)
           Proceeds (repayments) from credit facility, net                           92,222               (55,000)
           Proceeds from issuance of 11 3/4% Senior Notes                                 -               109,875
           Repayment of 9-7/8% promissory note                                            -               (15,000)
           Principal payments on capitalized lease obligations                       (2,026)                 (841)
Equity Transactions:
           Proceeds from issuance of common stock                                         -                48,900
                                                                                    -------                ------
             Net cash provided by financing activities                               88,308                84,654
                                                                                     ------                ------
             Net increase in cash and cash equivalents                                1,539                 2,846
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                                         22,456                14,729
                                                                                     ------                ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $23,995               $17,575
                                                                                    =======               =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
         Interest paid                                                              $57,863               $36,500
                                                                                    =======               =======

See accompanying notes.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Description of Business

         Coinmach Laundry Corporation ("Coinmach Laundry"), a Delaware corporation, through its wholly-owned subsidiaries (collectively, the "Company"), is the leading supplier of outsourced laundry equipment services to multi-family housing properties throughout the United States. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. The Company owns and operates approximately 755,000 washers and dryers in approximately 75,000 locations on routes throughout the United States and in 162 retail laundromats located throughout Texas and Arizona.


2.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could vary from such estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year.

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

         Certain prior year's balances have been reclassified to conform with the current period presentation.


3.  Loss per Share

         Basic and diluted loss per share for each of the three and nine months ended December 31, 1998 was calculated based upon the weighted average number of common shares outstanding of 13,167,783. Basic and diluted loss per share for the three months ended December 26, 1997 was calculated based upon the weighted average number of common shares outstanding of 10,872,450. Basic and diluted loss per share for the nine months ended December 26, 1997 was calculated based upon the weighted average number of common shares outstanding of 10,614,101. Conversion of common equivalent shares (stock options) was not assumed since the results would have been antidilutive.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)


4.  Comprehensive Income

         On April 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. The Company did not have any elements of comprehensive income which would be required to be included in its financial statements for the periods presented.


5.  Long-Term Debt

         At December 31, 1998, Coinmach Corporation ("Coinmach"), a wholly-owned subsidiary of Coinmach Laundry, had outstanding long-term debt consisting of (a) approximately $296.7 million of 11 3/4% Senior Notes due 2005 (the "Senior Notes") and (b) $272.5 million of term loans and approximately $116.0 million of a revolving line of credit under the Amended and Restated Credit Facility. Indebtedness under the Amended and Restated Credit Facility is secured by all of the Company's real and personal property. Coinmach Laundry has guaranteed the indebtedness under the Amended and Restated Credit Facility and pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default, and customary restrictive covenants and agreements, the Amended and Restated Credit Facility contains certain covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the Senior Notes and the Amended and Restated Credit Facility limit Coinmach's ability to pay dividends.


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

         Through December 31, 1998, the Company has granted 502,250 stock options to various employees of the Company pursuant to the Stock Option Plan, of which 248,500 were granted during the past fiscal nine months.

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

         For the nine months ended December 31, 1998, the Company recorded a stock-based compensation charge relating to the options described above of approximately $987,000. For the nine months ended December 26, 1997, the Company recorded a stock-based compensation charge relating to the options described above of approximately $945,000.


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

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information contained herein, certain information contained and matters discussed in this document are forward-looking statements based on the beliefs of the Company's management and are subject to certain risks and uncertainties described herein and contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. Should these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's future performance and actual results of operations may vary materially from those expected or intended.

General

         The Company, through its operating subsidiaries, is principally engaged in supplying outsourced laundry equipment services to multi-family housing properties. The Company owns and operates approximately 755,000 washers and dryers in approximately 75,000 multi-family housing properties on routes throughout the United States and 162 retail laundromats located throughout Texas and Arizona.

         The Company provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. Also included in laundry operating expenses are the costs of servicing and collecting in the route business, including payroll, parts, vehicles and other related items, the cost of sales associated with the equipment distribution business and certain expenses related to the operation of retail laundromats. In addition to commission payments, many of the Company's leases require the Company to make advance location payments to the location owners. These advance payments are capitalized and amortized over the life of the applicable lease.

         Other revenue sources for the Company include: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, individual property owners and managers of multi-family housing properties (approximately $8.1 million for the nine months ended December 31, 1998 and approximately $2.2 million for the nine months ended December 26, 1997); (ii) operating, maintaining and servicing retail laundromats (approximately $14.9 million for the nine months ended December 31, 1998 and approximately $15.9 million for the nine months ended December 26, 1997); and
(iii) constructing complete turnkey retail laundromats, retrofitting retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts (approximately $27.5 million for the nine months ended December 31, 1998 and approximately $18.9 million for the nine months ended December 26, 1997).

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


Comparison of the three and nine month periods ended December 31, 1998 and December 26, 1997

         Revenues increased by approximately 62% for both the three and nine month periods ended December 31, 1998, as compared to the prior year's corresponding periods. This improvement in revenues resulted primarily from the Company's execution of its acquisition strategy and increased route revenues resulting from internal expansion. Based on the historical revenues of acquired businesses, the Company estimates that approximately $127.6 million of its revenue increase for the current nine month period is primarily due to the National Coin Acquisition (as defined) in July 1997, the ALI Acquisition (as defined) in January 1998, the Macke Acquisition (as defined) in March 1998, the Cleanco Acquisition in May 1998 and the G&T Acquisition in June 1998. In addition, during the current nine month period, the Company's installed machine base increased by approximately 18,000 machines from internal growth (excluding the machines added from the Cleanco Acquisition and the G&T Acquisition during such period) as compared to an increase of approximately 16,700 machines during the prior year's corresponding period. Included in internal growth are acquisitions of small, local route operators and new customers secured by the Company's sales force.

         Laundry operating expenses increased by approximately 59% for both the three and nine month periods ended December 31, 1998, as compared to the prior year's corresponding periods. The increase was due basically to an increase in laundry operating expenses (primarily commission expense) related to the National Coin Acquisition, the ALI Acquisition, the Macke Acquisition, the Cleanco Acquisition and the G&T Acquisition. However, as a percentage of revenue, laundry operating expenses were 65.6% for the three month period ended December 31, 1998 and 65.7% for the nine month period ended December 31, 1998 as compared to 66.8% for the three month period ended December 26, 1997 and 66.9% for the nine month period ended December 26, 1997.

         General and administrative expenses increased by approximately $0.4 million for the three month period ended December 31, 1998 and by approximately $1.5 million for the nine month period ended December 31, 1998, as compared to the prior year's corresponding periods. The increase for such periods was due to various costs and expenses related to (i) the Company's acquisition strategy, including systems development and refinement relating to the integration of prior acquisitions, and (ii) accounting, management information systems and other administrative functions associated with the Company's growth. However, as a percentage of revenues, general and administrative expenses were 1.5% for the three month period ended December 31, 1998 and 1.6% for the nine month period ended December 31, 1998, as compared to 2.0% for each of the prior year's corresponding periods.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

         Depreciation and amortization expenses increased by approximately 61% for the three month period ended December 31, 1998 and by approximately 60% for the nine month period ended December 31, 1998, as compared to the prior year's corresponding periods, due primarily to contract rights and goodwill associated with the above-mentioned acquisitions, as well as an increase in capital expenditures with respect to the Company's installed base of machines.

         During 1996 and 1997, the Company granted to certain members of management of the Company and certain other individuals non-qualified options to purchase shares of Common Stock at a 15% discount to the initial offering price of the Common Stock. With respect to such options granted to its employees, the Company records such discount as a stock-based compensation charge over the applicable four year vesting period. The Company also granted to two of its directors Independent Director Options to purchase up to a total of 120,000 shares of Common Stock. The Company records the difference between the exercise price of such options and the fair market value of the Common Stock on the date of grant as a stock-based compensation charge over the applicable three year vesting period. On May 4, 1998, the Company granted 248,500 non-qualified stock options to certain employees pursuant to the Stock Option Plan and 31,244 non-qualified stock options to a director of the Company at an exercise price of $22.30938 per share. Such options vest in equal annual installments (20% vest immediately on June 10, 1998 and the remainder vest over a four year period). The Company records the difference between the exercise price of such options and the fair market value of the Common Stock on May 4, 1998 as a stock-based compensation charge over the applicable four year vesting period. During the nine months ended December 31, 1998, the Company recorded a stock-based compensation charge relating to these options of approximately $987,000. During the nine months ended December 26, 1997, the Company recorded a stock-based compensation charge relating to these options of approximately $945,000.

         Operating income margins were approximately 10.5% for the three month period ended December 31, 1998, as compared to approximately 8.5% for the three month period ended December 26, 1997. Operating income margins were approximately 10.0% for the nine month period ended December 31, 1998, as compared to approximately 7.9% for the nine month period ended December 26, 1997.

         Interest expense, net, increased by approximately 50% for the three month period ended December 31, 1998 and by approximately 52% for the nine month period ended December 31, 1998, as compared to each of the prior year's corresponding periods due primarily to increased borrowing levels under the Amended and Restated Credit Facility in connection with certain acquisitions, as well as increased interest expense due to the offering by the Company of $100 million aggregate principal amount of 11 3/4% Series C Senior Notes due 2005 (the "Series C Notes") in October 1997.

         EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization) before deduction for stock-based compensation charges was approximately $122.2 million for the nine months ended December 31, 1998, as compared to approximately $71.7 million for the corresponding period in 1997, representing an improvement of approximately 70%. EBITDA margins improved to

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

approximately 32.7% for the nine months ended December 31, 1998, compared to approximately 31.1% for the prior year's corresponding period. EBITDA is used by certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

         The Company continues to have substantial indebtedness and debt service requirements. At December 31, 1998, the Company had outstanding long-term debt (excluding the premium on the Series C Notes) of approximately $692.2 million and stockholders' equity of approximately $50.3 million.

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

         As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments primarily consisting of capital expenditures related to acquisitions, renewal and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the nine months ended December 31, 1998 were approximately $151.5 million. Of such amount, the Company spent approximately $89.6 million in acquisition and related transaction costs, primarily due to the Cleanco Acquisition and the G&T Acquisition, and approximately $17.4 million related to the net increase in the installed base of machines of approximately 18,000 machines. The balance of approximately $44.5 million (which consists of machine expenditures, advance location payments and laundry room improvements) was used to maintain the existing machine base in current locations and through replacement of discontinued locations and for general corporate purposes. The full impact on revenues and cash flow generated from capital expended on acquisitions and the net increase in the installed base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

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

         The Company's depreciation and amortization expenses (aggregating approximately $83.9 million for the nine months ended December 31, 1998) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods of 15 years.

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

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Year 2000 (continued)

         As of December 31, 1998, costs incurred in connection with Year 2000 compliance have not been material. The Company anticipates that future costs associated with the Year 2000 initiative will not be material to the Company's results of operation or financial condition.

         The Company believes it is devoting appropriate resources to the Year 2000 issue and that its internal systems will be adequately prepared for Year 2000 processing. While there can be no assurance of third party compliance, based on the analysis performed to date, the Company believes that it has resolved or has adequately addressed all identified Year 2000 issues. While the Company believes its planning efforts are adequate to address Year 2000 concerns, there can be no assurance that all such Year 2000 issues have been adequately identified and addressed, and actual results could differ materially from those planned or anticipated. The Company will continue to monitor Year 2000 readiness and to develop appropriate responses should they be required.


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

ITEM 2.     Changes in Securities

            None.

ITEM 3.     Defaults Upon Senior Securities

            None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

            None.

ITEM 5.     Other Information

            None.

ITEM 6.     Exhibits and Reports on Form 8-K

            (a)    Exhibits


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

                   None.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COINMACH LAUNDRY CORPORATION

Date: February 5, 1999        /s/    ROBERT M. DOYLE
                             --------------------------------------------
                             Robert M. Doyle
                             Senior Vice President and Chief Financial Officer (On behalf of registrant and as Principal Financial
                              Officer)