Form 10-K
period 1999-03-31
COINMACH LAUNDRY CORP
filed 1999-06-28
CIK 1013021

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

  For the fiscal year ended March 31, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of June 10, 1999, the registrant had outstanding 12,927,459 shares of Class A common stock, par value $.01 per share (the "Common Stock"), and 240,324 shares of non-voting Class B common stock, par value $.01 per share (the "Non-Voting Common Stock").

  The aggregate market value of Common Stock held by non-affiliates as of June 10, 1999 was approximately $43,102,654, based upon the closing price per share of the Common Stock as reported on The Nasdaq National Market on the close of business on such date. Shares of Common Stock held by each executive officer, director, beneficial owner of more than 5% of the outstanding Common Stock and each stockholder party to that certain Voting Agreement, dated July 23, 1996, have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination is made only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held on July 28, 1999 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  Unless otherwise expressly indicated herein, the descriptions of the Company contained herein are as of March 31, 1999.

Description of the Business

 General

  Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry" or the "Registrant"), through its wholly-owned subsidiaries (collectively, the "Company"), is the leading supplier of outsourced laundry equipment services for multi-family housing properties in the United States. At March 31, 1999, the Company owned and operated approximately 765,000 washers and dryers (sometimes hereinafter referred to as "laundry machine" or "machines") in approximately 75,000 locations on routes located throughout the United States and in 163 retail laundromats located throughout Texas and Arizona. The Company, through its wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), is also a laundromat equipment distribution company.

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

  As a result of its strategy to acquire route operators that contribute to the Company's core operations, the Company has selectively acquired certain related businesses which expand and diversify the types of services provided by the Company. The Company operates 163 retail laundromats throughout Texas and Arizona and provides laundromat services at all such locations. The Company also leases laundry equipment and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. The Company believes that these non-core businesses, although not material to the Company's operations, provide a platform for expansion and diversification of the Company's services. See "Business--Description of Business--Complementary Operations."

  The Company maintains its headquarters in Roslyn, New York, a corporate office in Charlotte, North Carolina and regional offices throughout the United States through which it conducts operating activities, including sales, service and collections.

 Business Strategy

  The Company's business strategy is to enhance its position as the largest provider of outsourced laundry equipment services in the United States. Management intends to continue to grow the Company's installed machine base both internally and through selective acquisitions to achieve economies of scale, increase its operating efficiencies and improve its financial performance. Internal growth or expansion is comprised of: (i) adding new customers in existing regions and securing contracts for additional locations from current customers; (ii) converting owner-operated facilities to Company managed facilities; (iii) improving the net contribution per machine through operating efficiencies and selective price increases; and (iv) pursuing additional growth opportunities presented by the Company's leading market position and access to approximately six million individual housing units. The Company's acquisition strategy is to continue to selectively acquire local, regional and multi-regional route businesses from independent operators at attractive prices.

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

  The Company's business strategy also includes the continued development of its management information systems (the "Integrated Computer Systems"), which management believes are the most advanced in the industry. The Integrated Computer Systems provide real-time operational and competitive data which, in conjunction with the Company's multi-regional service capabilities, enhances the Company's operating efficiencies throughout its operating regions and enables the Company to deliver superior customer service. The Integrated Computer Systems also provide the Company with the flexibility to integrate acquisitions on a timely basis, including key functions such as sales, service, collections and security. Finally, as the industry leader, the Company works closely with its equipment vendors to assess ongoing technological changes and implements those which the Company believes are beneficial to its customers and to the Company's operating efficiencies and financial performance.

  In January 1995, management, with its equity sponsor, Golder, Thoma, Cressey, Rauner Fund IV, L.P., acquired the Company and initiated a strategy of growth through acquisitions. This strategy was designed to increase the installed machine base in its existing operating regions and to provide the Company with a strong market presence in new regions. Since January 1995, the Company has enhanced its national presence by completing ten significant acquisitions, adding annualized revenue of approximately $395 million and increasing its installed base from approximately 55,000 machines to approximately 765,000 machines as of March 31, 1999. Revenues have grown from approximately $72.9 million for the year ended March 31, 1995, to approximately $505.3 million for the year ended March 31, 1999, while EBITDA(/1/) has grown from approximately $13.6 million for the year ended March 31, 1995, to approximately $165.7 million (before deducting non-cash stock-based compensation charges) for the year ended March 31, 1999. These acquisitions have enabled the Company to improve its operating margins and to expand internally by competing more aggressively for new business.

 Growth Strategy

  The Company's growth strategy is to increase operating cash flow and profitability through a combination of internal expansion and acquisitions.

  Internal Expansion

  Internal expansion is comprised of: (i) increasing the installed machine base by adding new customers (including the acquisition of certain small, local route operations) and increasing the number of locations with existing customers; (ii) converting owner-operated facilities to Company managed facilities; (iii) improving the net contribution per machine through operating efficiencies and selective price increases; and (iv) pursuing
--------
(/1/) EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA for the period ending March 31, 1999 is before the deduction for stock based compensation charges. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

additional growth opportunities presented by its leading market position and access to approximately six million individual housing units.

    New Customers and Locations. The Company's sales and marketing efforts focus on adding new customers and increasing the number of locations from existing customers within its existing operating regions. The Company's primary means of internal expansion is by marketing the Company's products and services to building managers and property owners whose leases with other laundry equipment services providers are near expiration. The Company's Integrated Computer Systems track information on the lease expirations of its competitors. The Company believes that its leading market position and expanding geographic presence, primarily achieved through acquisitions, enhances its ability to gain new customers and additional locations from its existing customers.

    Conversions. Management believes that there are approximately one million machines installed in locations which continue to be managed by owner-operators. Building owners or managers can forgo significant cash outlays and servicing costs by contracting with the Company to purchase, service and maintain laundry equipment. Accordingly, the Company pursues building owners and managers to outsource their laundry facilities. The Company offers a full range of services from the design, construction and installation of new laundry facilities to the refurbishment of existing facilities. Management believes these services provide a competitive advantage in securing new customers.

    Operating Efficiencies and Price Increases. The Company focuses on improving its net contribution per machine through achieving operating efficiencies and selective price increases. Due to local competition and other factors beyond the Company's control, however, there can be no assurance that such efficiencies or price increases will occur.

    Other Growth Opportunities. While management intends to continue its focus on increasing its installed machine base, management believes that its leading market position and its access to over six million housing units provide the Company with additional growth and diversification opportunities. These opportunities include laundry equipment rental as well as other route-based facilities management services. The Company regularly explores strategic alliances with vendors of products complementary to its customer base.

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

  Acquisitions

  While the pace of acquisitions has slowed during the last fiscal year, the Company intends to continue to pursue opportunities to acquire additional route businesses within the fragmented outsourced laundry equipment services industry. It has been the Company's experience that there are numerous private, family-owned businesses that often lack the financial resources to provide advance location payments, install new equipment, make laundry room improvements or otherwise compete effectively with larger independent operators such as the Company to secure new or existing contracts. Consequently, such independent operators, especially those which are undergoing generational ownership changes, represent potential acquisition opportunities for the Company.

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

    Regional route operators. The Company's acquisition of regional route operators provides opportunities to improve its cash flow by eliminating duplicative corporate and administrative functions, reducing capital expenditures through improved purchasing power and implementing the Company's Integrated Computer Systems. During the past fiscal year, the Company completed the acquisitions of two regional route operators, Cleanco and G&T (each, as defined). Both of these acquisitions have been fully integrated into the Company's operations.

    Multi-regional route operators. Management believes that the acquisition of large, multi-regional route operators results in a number of operating efficiencies, including significant cost savings through the elimination of duplicative financial and administrative functions and related fixed costs. In addition, the increased volume of equipment purchases usually results in reduced per unit capital expenditures. As is the case with all acquisitions, the Company's Integrated Computer Systems are utilized to provide further operating efficiencies and related cost savings. The Kwik Wash Acquisition (as defined) and the Macke Acquisition (as defined) are examples of multi-regional acquisitions which enabled the Company to substantially increase its operating base, add several experienced regional managers, penetrate new markets, and, along with the aforementioned regional acquisitions, become the largest industry participant.

    The number of multi-regional route acquisition opportunities is limited, however, due to the Company's successful execution of its acquisition strategy over the past several years. Accordingly, there can be no assurance that the Company will complete any such acquisition in the near future, if at all.

 Industry

  The outsourced laundry equipment services industry is characterized by stable cash flows generated by long-term, renewable lease contracts with multi-family housing property owners and management companies. The industry remains highly fragmented, with many small, private and family-owned route businesses operating throughout all major metropolitan areas. According to information provided by the Multi-housing Laundry Association, the industry consists of over 280 independent operators. Based upon industry estimates, management believes there are approximately 3.5 million installed machines in multi-family properties throughout the United States, approximately 2.5 million of which have been outsourced to independent operators such as the Company and approximately one million of which continue to be operated by the owners of such locations.

  The industry is highly capital intensive, with the most significant capital costs incurred upon procurement of new leases and the renewal of existing leases. Initial costs may include replacing or repairing existing washers and dryers, refurbishing laundry rooms and making advance location payments to secure long-term, renewable leases. After the initial expenditures, ongoing working capital requirements, which consist mainly of providing service and revenue collection, are minimal, since machines typically operate throughout the term of the contract under which they are installed, and variable costs are paid out of revenues collected from the machines.

  Historically, the industry has been characterized by stable demand and has been resistant to changing market conditions and general economic cycles. Management believes that the industry's consistent and predictable revenue and cash flow from operations are primarily due to: (i) the long-term nature of location leases; (ii) the stable demand for laundry services; and (iii) minimal ongoing working capital requirements.

 Description of Principal Operations

  The principal aspects of the Company's operations include: (i) sales and marketing; (ii) location leases; (iii) service; (iv) information management;
(v) remanufacturing; and (vi) revenue collection and security.

  Sales and Marketing

  The Company markets its products and services through a sales staff with average industry experience of over ten years. The principal responsibility of the sales staff is to solicit customers and negotiate lease arrangements with building owners and managers. All sales personnel are paid commissions that comprise 50% or more of their annual compensation. Selling commissions are based on a percentage of a location's annualized earnings before interest and taxes. Sales personnel must be proficient with the application of sophisticated financial analyses, which calculate minimum returns on investments to achieve targeted goals in securing location contracts and renewals. Management believes that its sales staff is among the most competent and effective in the industry.

  The Company's marketing strategy emphasizes excellent service offered by its experienced, highly skilled personnel and quality equipment that maximizes efficiency and revenue and minimizes machine down-time. The Company's sales staff targets potential new and renewal lease locations by utilizing the Integrated Computer Systems' extensive database to provide information on the Company's, as well as its competitors', locations. Additionally, the Integrated Computer Systems monitor performance, repairs and maintenance, as well as the profitability of locations on a daily basis. All sales, service and installation data is recorded and monitored daily on a custom-designed, computerized sales planner.

  No single customer represents more than 2% of the Company's revenues or installed machine base. In addition, the Company's ten largest customers taken together account for less than 10% of the Company's revenue.

  Location Leasing

  The Company's leases provide the Company the exclusive right to operate and service the installed laundry machines, including repairs, revenue collection and maintenance. The Company typically sets pricing for the use of the machines on location, and the property owner or property manager maintains the premises and provides utilities such as gas, electricity and water.

  In return for the exclusive right to provide laundry equipment services, most of the Company's leases provide for monthly commission payments to the location owners. Under the majority of leases, these commissions are based on a percentage of the cash collected from the laundry machines. Many of the Company's leases require the Company to make advance location payments to the location owner in addition to commissions. The Company's leases typically include provisions that allow for unrestricted price increases, a right of first refusal (an opportunity to match competitive bids at the expiration of the lease term) and termination rights if the Company does not receive minimum net revenues from a lease. The Company has some flexibility in negotiating its leases and, subject to local and regional competitive factors, may vary the terms and conditions of a lease, including commission rates and advance location payments. The Company evaluates each lease opportunity through its Integrated Computer Systems to achieve a desired level of return on investments.

  Management estimates that approximately 90% of its locations are under long-term leases with initial terms of five to ten years. Of the remaining locations not subject to long term leases, the Company believes that it has retained a majority of such customers through long-standing relationships and expects to continue to service such customers. A majority of the Company's leases renew automatically, and the Company has a right of first refusal on termination on approximately 40% of its leases. The Company's automatic renewal clause typically provides that, if the building owner fails to take any action prior to the end of the original lease term or any renewal term, the lease will automatically renew on substantially similar terms. As of March 31, 1999, the Company's leases have an average remaining life to maturity of approximately 48 months (without giving effect to automatic renewals).

  Service

  The Company's employees deliver, install, service and collect revenue from washers and dryers in laundry facilities at its leased locations.

  The Company's fleet of radio-equipped service vehicles allows for the quick dispatch of service technicians in response to both computer-generated (for preventive maintenance) and customer-generated service calls. On a daily basis, the Company receives and responds to approximately 3,000 service calls. Management estimates that less than 1% of the Company's machines are out of service on any given day. The ability to reduce machine down time, especially during peak usage, enhances revenue and improves the Company's reputation with its customers.

  In a business that emphasizes prompt and efficient service, management believes that the Company's Integrated Computer Systems provide a significant competitive advantage in terms of responding promptly to customer needs. Computer-generated service calls for preventive maintenance are based on previous service history, repeat service call analysis and monitoring of service areas. These systems coordinate the Company's radio-equipped service vehicles and allow the Company to address customer needs quickly and efficiently.

  Remanufacturing

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

  The Company maintains four regional remanufacturing facilities, strategically located to service each of its operating regions, which provide for consistent machine quality and efficient operations.

  Revenue Collection and Security

  Management believes that it provides the highest level of revenue collection security control in the outsourced laundry equipment services industry. The Company utilizes numerous precautionary procedures with respect to cash collection, including frequent alteration of collection patterns, extensive monitoring of collections and other control mechanisms. The Company enforces stringent employee standards and screening procedures for prospective employees. Employees responsible for or who have access to the collection of funds are tested randomly and frequently. Additionally, the Company's security department performs trend and variance analyses of daily collections by location. Security personnel monitor locations, conduct investigations and implement additional security procedures as necessary.

  Information Management

  The Company's Integrated Computer Systems serve three major functions: (i) tracing the service cycle of equipment; (ii) monitoring revenues and costs by location, customer and salesperson; and (iii) providing information on competitors' and the Company's lease renewal schedules.

  The Integrated Computer Systems provide speed and accuracy throughout the entire service cycle by integrating the functions of service call entry, dispatching service personnel, parts and equipment purchasing, installation, distribution and collection. In addition to coordinating all aspects of the service cycle, the Company's Integrated Computer Systems track contract performance, which indicates potential machine problems or pilferage and provides data to forecast future equipment servicing requirements.

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

  Management also believes that the Integrated Computer Systems enhance the Company's ability to successfully integrate acquired businesses into its existing operations. Regional or certain multi-regional acquisitions have typically been substantially integrated within 90 to 120 days, while a local acquisition can be integrated almost immediately.

 Complementary Operations

  In addition to supplying outsourced laundry equipment services, the Company has expanded its breadth of operations to related, complementary lines of businesses:

  Individual Multi-Housing Units

  The Company is involved in the business of renting laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. With access to approximately six million individual housing units, the Company believes this business line represents an opportunity for growth in a new market segment which is complementary to its core business.

  Laundromat Equipment Distribution

  Super Laundry, a wholly-owned subsidiary of Coinmach Corporation, is a laundromat equipment distribution company. Super Laundry's business consists of constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. Super Laundry's customers generally enter into sales contracts pursuant to which Super Laundry constructs and equips a complete laundromat operation, including location identification, construction, plumbing, electrical wiring and all required permits.

  Retail Laundromat Operations

  The Company operates 163 retail laundromats located throughout Texas and Arizona. The operation of the retail laundromats involves leasing store locations in desirable geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations. The Company is also responsible for maintaining the premises at each retail laundromat and paying for utilities and related expenses.

 Competition

  The outsourced laundry equipment services industry is highly competitive, capital intensive and requires reliable, quality service. Despite the overall fragmentation of the industry, the Company believes there are currently three multi-regional route operators, including the Company, with significant operations throughout the United States. The two other major multi-regional competitors are Web Service Company, Inc. and Mac-Gray Corp.

 Employees

  As of March 31, 1999, the Company employed 2,045 employees (including 359 laundromat attendants in the Company's retail laundromats in Texas and Arizona). Approximately 136 hourly workers in the Northeast region are represented by Local 966, affiliated with the International Brotherhood of Teamsters (the "Union"). Management believes that the Company has maintained a good relationship with the Union employees and has never experienced a work stoppage since its inception.

General Development of Business

  Coinmach Laundry Corporation was incorporated on March 31, 1995 under the name SAS Acquisitions Inc. in the State of Delaware and is the sole shareholder of all of the common stock of Coinmach Corporation ("Coinmach"), its primary operating subsidiary. In November 1995, The Coinmach Corporation ("TCC"), a Delaware corporation, merged (the "Merger") with and into Solon Automated Services, Inc. ("Solon"). In connection with the Merger, SAS Acquisitions Inc. changed its name to Coinmach Laundry and Solon, the surviving corporation in the Merger, changed its name to Coinmach Corporation.

  The Company's headquarters are located at 55 Lumber Road, Roslyn, New York 11576, and its telephone number is (516) 484-2300. The Company's mailing address is the same as that of its headquarters. The Company also maintains a corporate office in Charlotte, North Carolina.

 Initial Public Offering and Secondary Offering

  In July 1996, Coinmach Laundry completed an initial public offering of 4,120,000 shares of its Common Stock at an initial public offering price of $14.00 per share. In August 1996, the underwriters in the public offering exercised an over-allotment option with respect to the purchase of an additional 63,642 shares of Common Stock. In December 1997, Coinmach Laundry completed a secondary offering of 4,600,000 shares of its Common Stock at a price of $19.75 per share (the "Secondary Offering"), including the issuance of 600,000 shares in connection with the exercise of an underwriters' over-allotment option granted in connection therewith. In connection with the Secondary Offering, 2,665,000 shares of Common Stock were sold by Coinmach Laundry and 1,935,000 shares of Common Stock were sold by certain stockholders of the Company.

 Credit Facility and Senior Notes

  In March 1998, the Company's credit facility (of which Bankers Trust Company and First Union National Bank of North Carolina are the primary lending institutions) was amended to provide for an aggregate of $435 million of secured financing consisting of: (i) a $35 million working capital revolving credit facility currently bearing interest at an annual rate of LIBOR plus 1.75%; (ii) a $125 million acquisition revolving credit facility currently bearing interest at an annual rate of LIBOR plus 1.75%; (iii) a $75 million Tranche A term loan facility currently bearing interest at an annual rate of LIBOR plus 2.25% and (iv) a $200 million Tranche B term loan facility currently bearing interest at an annual rate of LIBOR plus 2.50%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financing Activities--Amended and Restated Credit Facility."

  On March 28, 1996, Coinmach consummated a registered exchange offer, pursuant to which all issued and outstanding 11 3/4% Senior Notes due 2005 were exchanged for Coinmach's Series B 11 3/4% Senior Notes due 2005 (the "Series B Notes"). On October 8, 1997, Coinmach completed a private placement of $100 million aggregate principal amount of its 11 3/4% Series C Senior Notes due 2005 (the "Series C Notes") on substantially identical terms as its Series B Notes. On December 23, 1997, Coinmach commenced a registered exchange offer pursuant to which all issued and outstanding Series B Notes and Series C Notes were exchanged for Coinmach's 11 3/4% Series D Senior Notes due 2005 (the "11 3/4% Senior Notes"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financing Activities--Senior Note Offering and Exchange Offer."

 Selected Historical Acquisitions

  On January 8, 1997, Coinmach completed the acquisition of Kwik Wash Laundries, L.P. and certain related parties (the "Kwik Wash Acquisition") for a purchase price consisting of approximately $125 million in cash, excluding transaction expenses, and a $15 million promissory note (the "Kwik Wash Note") issued by Coinmach Laundry, which was repaid in December 1997. The Kwik Wash Acquisition increased the Company's presence in the South-Central region by adding approximately 74,000 machines to the Company's base and enabled the Company to provide outsourced laundry equipment services to multi-family housing properties in Texas, Louisiana, Arkansas and Oklahoma and to operate 150 retail laundromats throughout Texas at the time of the acquisition.

  On March 14, 1997, Coinmach acquired substantially all of the assets of Atlanta Washer & Dryer Leasing, Inc. (d/b/a Appliance Warehouse) (the "Appliance Warehouse Acquisition") for approximately $6.3 million in cash and promissory notes (the "AW Notes") issued by Coinmach Laundry aggregating $1.2 million, excluding transaction expenses. The Appliance Warehouse Acquisition increased the Company's presence in the South by adding approximately 14,000 machines to the Company's base and expanding the Company's core operations into the related machine rental market, creating valuable operating synergies for the Company. The AW Notes were fully repaid as of March 31, 1999.

  On April 23, 1997, Coinmach completed the acquisition of Reliable Holding Corp., Reliable Laundry Service Inc., Girard-Hopkins Acquisition Corp., Maquilados Automaticas S.A. de C.V. and Automatica S.A. de C.V. and certain other related parties (the "Reliable Acquisition") for a cash purchase price of approximately $44 million, excluding transaction expenses. The Reliable Acquisition was financed through borrowings under the Company's then existing credit facility. The Reliable Acquisition provided the Company with a strong foothold in the California market and added approximately 49,000 machines to the Company's machine base.

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

  On January 15, 1998, Coinmach completed the acquisition of the route business of Apartment Laundries, Inc. ("ALI") (the "ALI Acquisition"), pursuant to which Coinmach acquired substantially all the assets of ALI for a cash purchase price of $16.2 million, excluding transaction expenses, and financed through working capital and borrowings under the Company's then existing credit facility. ALI provided outsourced laundry equipment services for multi-family housing units in Oklahoma, Texas, Kansas and Arkansas.

  On March 2, 1998, Coinmach completed the acquisition of Macke Laundry Service, L.P. and substantially all of the assets of certain related entities (collectively, "Macke") (the "Macke Acquisition") for a cash purchase price of approximately $213 million, excluding transaction expenses. The Macke Acquisition was financed with cash and borrowings under the Amended and Restated Credit Facility (as defined) which was amended and restated in connection with such acquisition to provide for additional borrowing capacity on substantially similar terms as its then existing credit facility. The Macke Acquisition enabled the Company to further expand its route operations by providing outsourced laundry equipment services to multi-family housing properties throughout the United States and added approximately 236,000 machines to the Company's base. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financing Activities--Amended and Restated Credit Facility."

  On May 19, 1998, Coinmach completed the acquisition of Cleanco, Inc. and certain of its affiliates (collectively, "Cleanco") (the "Cleanco Acquisition") for a cash purchase price of approximately $23.0 million, excluding transaction expenses, financed with cash and borrowings under the Amended and Restated Credit Facility. Cleanco, headquartered in Miami, Florida, was a leading provider of coin-operated laundry equipment services in southern Florida. The Cleanco Acquisition added approximately 21,000 machines to the Company's installed base.

  On June 5, 1998, Coinmach completed the acquisition of Gordon & Thomas Companies, Inc. ("G&T") (the "G&T Acquisition") for a cash purchase price of approximately $58.0 million, excluding transaction expenses and the assumption of certain liabilities. The G&T Acquisition was financed with cash and borrowings under the Amended and Restated Credit Facility. G&T, headquartered in New Jersey, was a leading provider of outsourced laundry equipment services in the New York metropolitan area. The G&T Acquisition strengthened the Company's presence in the northeastern United States by adding approximately 36,000 machines to the Company's installed base.

 Recent Developments

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

  On December 8, 1998, a holder of 240,324 shares of Non-Voting Common Stock, exercised the conversion option to convert those shares into 240,324 shares of Common Stock.

ITEM 2. PROPERTIES

  As of March 31, 1999, the Company leased 64 offices throughout its operating regions serving various operational purposes, including sales and service activities, revenue collection and warehousing.

  The Company presently maintains its headquarters in Roslyn, New York, leasing approximately 40,000 square feet pursuant to a five year lease terminating April 30, 2001. The Company's Roslyn facility is used for general and administrative purposes and is the operational headquarters for the Northeast regional branch. The Company has an option to purchase the Roslyn facility, which it does not presently intend to exercise.

  The Company also maintains a corporate office in Charlotte, North Carolina, leasing approximately 3,000 square feet pursuant to a five year lease terminating September 30, 2001.

ITEM 3. LEGAL PROCEEDINGS

  On April 8, 1999, Sand v. Coinmach Laundry Corporation, et. al, a purported class action securities fraud lawsuit, was filed in the Federal District Court for the Eastern District of New York (the "Federal Securities Action") naming the Company and certain of its executive officers as defendants. The Federal Securities Action was purportedly brought on behalf of all shareholders of the Company who purchased or otherwise acquired the Company's common stock during the period August 6, 1997 to September 29, 1998. The complaint in the Federal Securities Action alleges violations of various federal securities laws, including misrepresentations of certain information about the Company. The complaint in the Federal Securities Action seeks damages in unspecified amounts. Although the outcome of this proceeding cannot be predicted, based on the allegations contained in the complaint, management believes that the Federal Securities Action will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

  The Company is also party to various legal proceedings arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  Coinmach Laundry's Common Stock is traded on the Nasdaq National Market under the symbol "WDRY". There is no established public trading market for Coinmach Laundry's Non-Voting Common Stock. The table below sets forth, for the periods indicated, the high and low closing sales prices for the Common Stock as reported on the Nasdaq National Market. The prices shown below do not include retail markups, markdowns or commissions.

       1999 Fiscal Quarter Ended                                High    Low
       -------------------------                               ------- ------
       June 30, 1998.......................................... $ 28.00 $20.00
       September 30, 1998..................................... $ 23.50 $ 8.75
       December 31, 1998...................................... $ 19.25 $ 5.50
       March 31, 1999......................................... $16.875 $9.375
       1998 Fiscal Quarter Ended                                High    Low
       -------------------------                               ------- ------
       June 27, 1997.......................................... $ 22.50 $14.75
       September 26, 1997..................................... $ 24.00 $20.75
       December 26, 1997...................................... $ 24.63 $19.75
       March 31, 1998......................................... $ 31.50 $19.50

  As of June 10, 1999, Coinmach Laundry had outstanding 12,927,459 shares of Common Stock and 240,324 shares of Non-Voting Common Stock. As of June 10, 1999, there were 31 stockholders of record of the Common Stock and one stockholder of record of the Non-Voting Common Stock. The Company has not declared or paid any cash dividends on the Common Stock and does not intend to pay cash dividends on the Common Stock in the foreseeable future. At the present time, the Amended and Restated Credit Facility (as defined) prohibits the payment of cash dividends and certain other distributions.

ITEM 6. SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
               (in thousands, except ratios and per share data)

  The following tables present summary historical consolidated financial information of the Company and its subsidiaries. Such tables include the consolidated financial information of the Company for the years ended March 31, 1999 (the "1999 Fiscal Year"), March 31, 1998 (the "1998 Fiscal Year") and March 28, 1997 (the "1997 Fiscal Year"), for the six month transition period ended March 29, 1996, and the period from April 5, 1995 to September 29, 1995, giving effect to the combination of Solon and TCC on November 30, 1995. The six month transition period ended March 29, 1996 and the period from April 5, 1995 to September 29, 1995 have been combined to facilitate comparison of such combined period with the subsequent fiscal year. Such tables display summary historical consolidated financial information of (i) TCC and its predecessor for the two month period ended March 31, 1995, the one month period ended January 31, 1995, and fiscal year ended December 31, 1994 and (ii) Solon for the six month period from October 1, 1994 to April 4, 1995, and fiscal year ended September 30, 1994. The financial data set forth below should be read in conjunction with the Company's audited historical consolidated financial statements and the related notes thereto presented in Item 8 "Financial Statements and Supplementary Data" and with the information presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

                                  The Company

                                                                         Six Month    Period from
                                                             Combined    Transition  April 5, 1995
                          Year Ended Year Ended Year Ended Period Ended Period Ended      to
                          March 31,  March 31,  March 28,   March 29,    March 29,   September 29,
                             1999       1998       1997        1996         1996         1995
                          ---------- ---------- ---------- ------------ ------------ -------------
Operating Data:
 Revenues...............   $505,323   $324,887   $206,852    $178,789     $89,070       $89,719
 Operating, general and
  administrative
  expenses..............    339,664    223,527    144,059     127,636      62,380        65,256
 Depreciation and
  amortization..........    113,448     75,453     46,316      36,635      18,212        18,423
 Operating income.......     50,942     24,461     14,325      12,318       8,478         3,840
 Interest expense, net..     65,995     44,662     26,859      23,817      11,999        11,818
 Loss before
  extraordinary item....    (11,974)   (14,867)   (10,227)     (8,639)     (2,523)       (6,116)
 Net loss...............    (11,974)   (14,867)   (10,523)    (17,564)    (11,448)       (6,116)
 Basic and diluted net
  loss per share........   $  (0.91)  $  (1.32)  $  (1.14)        --          --            --
 Pro Forma basic and
  diluted net loss per
  share.................        --         --         --     $  (2.32)    $ (1.51)      $ (0.81)
Balance Sheet Data (at
 end of period):
 Cash and cash
  equivalents...........   $ 26,515   $ 22,456   $ 14,729                 $19,858       $10,311
 Property and equipment,
  net...................    223,610    194,328    112,116                  82,699        80,706
 Goodwill, net..........    109,025    110,424     95,771                  44,071        45,071
 Advance location
  payments..............     79,705     74,026     38,472                  20,320        19,772
 Contract rights, net...    413,014    366,762    180,557                  59,745        63,801
 Total assets...........    901,296    816,948    472,921                 249,148       241,433
 Total debt(5)..........    687,491    602,158    345,486                 202,765       176,415
 Stockholders' equity
  (deficit).............     48,040     58,745     23,563                  (1,308)       10,140
Financial Ratios and
 Other Data
 Cash flow from
  operating activities..   $102,951   $ 58,550   $ 34,732    $ 24,403     $12,337       $12,066
 Cash flow used for
  investing activities..   (181,665)  (350,875)  (196,698)    (39,201)    (14,162)      (25,039)
 Cash flow from
  financing activities..     82,773    300,052    156,837      23,882      11,372        12,510
 EBITDA(1)..............    165,659    101,360     62,793      51,153      26,690        24,463
 EBITDA margin(2).......       32.8%      31.2%      30.4%       28.6%       30.0%         27.3%
 Capital expenditures(3)
 Growth capital
  expenditures..........   $ 24,096   $ 21,119   $ 12,563         --          --            --
 Renewal capital
  expenditures..........     60,038     37,609     29,025    $ 27,338     $14,219       $13,199
 Acquisition capital
  expenditures(4).......     97,531    294,996    171,455      11,925         --         11,925
                           --------   --------   --------    --------     -------       -------
  Total Capital
   Expenditures.........   $181,665   $353,724   $213,043    $ 39,263     $14,219       $25,044
                           ========   ========   ========    ========     =======       =======

                                                  (footnotes on following page)

--------
(1) EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA for the fiscal years ended March 31, 1999, March 31, 1998 and March 28, 1997 is before the deduction for stock based compensation charges, and EBITDA for the period ended September 29, 1995 is before the deduction for restructuring costs. EBITDA is used by management and certain investors as an indication of a company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(2) EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate the Company's performance over various sales levels. EBITDA margin should not be considered as an alternative for measurements determined in accordance with generally accepted accounting principles.
(3) Capital expenditures represent amounts expended for property and equipment, for advance location payments to location owners and for acquisitions. Acquisition capital expenditures represent the amounts expended to acquire local, regional and multi-regional route operators, as well as complementary businesses. Growth capital expenditures represent the amount of capital expended that reflects a net increase in the installed base of machines, excluding acquisitions. Renewal capital expenditures represent the amount of capital expended assuming no net increase in the installed base of machines.
(4) For the years ended March 31, 1998 and March 28, 1997, includes approximately $2.3 million and $16.2 million, respectively, of promissory notes issued by Coinmach Laundry related to certain acquisitions.
(5) Total debt at March 31, 1999 and March 31, 1998 does not include the premium, net, of $8,023 and $9,258, respectively, recorded as a result of the issuance by Coinmach of $100 million aggregate principal amount of 11 3/4% Series C Senior Notes due 2005 in October 1997.

  TCC's fiscal year end was March 31, and TCC's predecessor's fiscal year end was December 31, thus creating a three-month transition period. On January 31, 1995, TCC was formed by certain of the Company's current owners, and, accordingly, periods prior to and after January 31, 1995 are reflected as predecessor and successor periods, respectively.

                                          The Coinmach Corporation ("TCC")
                                          -------------------------------------
                           Successor(1)            Predecessor(1)
                          --------------- -------------------------------------
                            Two Months     One Month Ended        Year Ended
                          Ended March 31,    January 31,         December 31,
                               1995             1995                 1994
                          --------------- -----------------     ---------------
Operating Data:
  Revenues..............      $11,515        $          5,879     $        73,857
  Operating, general and
   administrative
   expenses.............        9,750                   4,679              59,675
  Depreciation and
   amortization.........        2,144                     980              14,504
  Operating income
   (loss)...............         (379)                    220                (322)
  Interest expense,
   net..................          774                     395               4,012
  Loss before
   extraordinary item...       (1,155)                   (175)             (5,702)
  Net (loss) income.....       (1,155)                   (175)             14,718
Balance Sheet Data (at
 end of period):
  Cash and cash
   equivalents..........      $   922        $          1,162     $           987
  Property and
   equipment, net.......       24,330                  16,120              16,285
  Contract rights, net..       19,327                     --                  --
  Total assets..........       61,035                  36,069              36,924
  Total debt............       42,351                  41,800              42,184
  Stockholders' equity
   (deficit)............        9,729                 (13,591)            (13,416)
Financial Ratios and
 Other Data (Unaudited):
  Cash flow from
   operating
   activities...........      $    73        $          1,197     $         8,724
  Cash flow used for
   investing
   activities...........         (990)                   (611)             (6,577)
  Cash flow used for
   financing
   activities...........         (327)                   (411)             (2,547)
  EBITDA(2).............        1,765                   1,200              14,182
  EBITDA margin(3)......         15.3%                   20.4%               19.2%
  Capital
   expenditures(4)
    Growth capital
     expenditures.......          --                      --                  --
    Renewal capital
     expenditures.......      $   990        $            611     $         6,577
    Acquisition capital
     expenditures.......          --                      --                  --
                              -------        ----------------     ---------------
      Total Capital
       Expenditures.....      $   990        $            611     $         6,577
                              =======        ================     ===============

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

  The fiscal year end of Solon was the Friday closest to September 30. On April 5, 1995, the voting stock of Solon was acquired by Coinmach Laundry. Periods prior to and after April 5, 1995 are reflected as the predecessor periods.

                                                               Solon(1)
                                                      --------------------------
                                                            Predecessor(2)
                                                      --------------------------
                                                      October 1, 1994 Year Ended
                                                        to April 4,   September,
                                                           1995          1994
                                                      --------------- ----------
Operating Data:
  Revenues...........................................     $52,207      $104,553
  Operating, general and administrative expenses.....      34,704        69,257
  Depreciation and amortization......................      10,304        21,347
  Operating income...................................       7,199        13,949
  Interest expense, net..............................       8,928        18,105
  Loss before extraordinary item.....................      (1,779)       (6,918)
  Net loss...........................................      (2,627)       (6,918)
Balance Sheet Data (at end of period):
  Cash and cash equivalents..........................         --       $  7,241
  Property and equipment, net........................         --         48,727
  Contract rights, net...............................         --         15,432
  Total assets.......................................         --        143,589
  Total debt.........................................         --        128,487
  Stockholders' deficit..............................         --         (8,721)
Financial Ratios and Other Data (Unaudited):
  Cash flow from operating activities................     $10,216      $ 17,914
  Cash flow used for investing activities............      (6,537)      (16,763)
  Cash flow used for financing activities............      (1,068)         (270)
  EBITDA(3)..........................................      17,503        35,296
  EBITDA margin(4)...................................        33.5%         33.7%
  Capital expenditures(5)
    Growth capital expenditures......................         --            --
    Renewal capital expenditures.....................     $ 6,944      $ 16,779
    Acquisition capital expenditures.................         --            --
                                                          -------      --------
      Total Capital Expenditures.....................     $ 6,944      $ 16,779
                                                          =======      ========

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis pertains to the results of operations and financial position of the Company for the 1999 Fiscal Year, the 1998 Fiscal Year and the 1997 Fiscal Year and should be read in conjunction with the consolidated financial statements and related notes thereto included in
Item 8.

General

  The Company is principally engaged in the business of supplying outsourced laundry equipment services to multi-family housing properties. At March 31, 1999, the Company owned and operated approximately 765,000 washers and dryers in approximately 75,000 multi-family housing properties on routes throughout the United States and in 163 retail laundromats located throughout Texas and Arizona. The Company, through Super Laundry, its wholly-owned subsidiary, is also a laundromat equipment distribution company.

 Sources of Revenue

  The Company's primary financial objective is to increase its cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness and for investment in both internal growth and growth through acquisitions. The Company has experienced net losses during the past three fiscal years. Such net losses are attributable in part to significant non-cash charges associated with the Company's execution of its growth strategy, namely, high levels of amortization of contract rights and goodwill related to the addition of new machines and customers through acquisitions accounted for under the purchase method of accounting.

  The Company's most significant revenue source is its route business, accounting for approximately 86% of its revenue. The Company provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. Also included in laundry operating expenses are the costs of machine maintenance and revenue collection in the route business, including payroll, parts, insurance and other related expenses, the costs of sales associated with the equipment distribution business and certain expenses related to the operation of retail laundromats. In addition to commission payments, many of the Company's leases require the Company to make advance location payments to the location owners. These advance payments are capitalized and amortized over the life of the applicable lease.

  Other revenue sources for the Company include: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals (approximately $11.1 million for the 1999 Fiscal Year and $2.9 million for the 1998 Fiscal Year); (ii) operating, maintaining and servicing retail laundromats (approximately $20.2 million for the 1999 Fiscal Year and $21.0 million for the 1998 Fiscal Year); and (iii) constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin machines and parts, and selling service contracts (approximately $33.3 million for the 1999 Fiscal Year and $26.6 million for the 1998 Fiscal Year).

Results of Operations

  The following table sets forth for the periods indicated, selected statement of operations data and EBITDA margin, as percentages of revenue:

                                    Year Ended     Year Ended     Year Ended
                                  March 31, 1999 March 31, 1998 March 28, 1997
                                  -------------- -------------- --------------
Revenues.........................       100%           100%           100%
Laundry operating expenses.......      65.6           66.9           67.4
General and administrative
 expenses........................       1.6            1.9            2.2
Depreciation and amortization....      22.5           23.2           22.4
Operating income.................      10.1            7.5            6.9
Interest expense, net............      13.1           13.7           13.0
EBITDA margin....................      32.8           31.2           30.4

Fiscal Year Ended March 31, 1999 Compared to Fiscal Year Ended March 31, 1998

  Revenues increased by approximately 56% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. This improvement in revenues resulted primarily from the Company's execution of its acquisition strategy and increased route revenues resulting from internal expansion. Based on the historical revenues of acquired businesses, the Company estimates that approximately $162.0 million or 90% of its revenue increase for the 1999 Fiscal Year is primarily due to the National Coin Acquisition (July 1997), the ALI Acquisition (January
1998), the Macke Acquisition (March 1998), the Cleanco Acquisition (May 1998) and the G&T Acquisition (June 1998). In addition, during the 1999 Fiscal Year, the Company's installed machine base increased by approximately 23,300 machines from internal growth (excluding the machines added from the above-mentioned acquisitions during such period) as compared to an increase of approximately 19,500 machines from internal growth during the prior year's corresponding period. Included in internal growth are acquisitions of small, local route operators and new customers secured by the Company's sales force.

  Laundry operating expenses increased by approximately 53% for the 1999 Fiscal Year, as compared to the 1998 Fiscal Year. This increase was due primarily to an increase in commission expense, related to the acquisitions mentioned above. However, as a percentage of revenues, laundry operating expenses were approximately 65.6% for the 1999 Fiscal Year as compared to 66.9% for the 1998 Fiscal Year. This change was primarily due to cost efficiencies related to the consolidation of the acquisitions noted above into the Company's operations.

  General and administrative expenses increased by approximately $1.8 million or 29% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. The increase for the year was due to various costs and expenses related to (i) the Company's acquisition strategy, including systems development and refinement relating to the integration of prior acquisitions and (ii) accounting, management information systems and other administrative functions associated with the Company's growth. However, as a percentage of revenues, general and administrative expenses were 1.6% for the 1999 Fiscal Year as compared to 1.9% for the 1998 Fiscal Year. This change was primarily due to cost efficiencies related to the consolidation of the acquisitions noted above into the Company's operations.

  Depreciation and amortization increased by approximately 50% for the 1999 Fiscal Year, as compared to the 1998 Fiscal Year, due primarily to contract rights and goodwill associated with the acquisitions mentioned above, as well as an increase in capital expenditures with respect to the Company's installed base of machines.

  Interest expense, net, increased by approximately 48% for the 1999 Fiscal Year, as compared to the 1998 Fiscal Year, due primarily to increased borrowing levels under the Amended and Restated Credit Facility in connection with certain acquisitions, as well as the increased interest expense due to the Bond Offering (as defined herein). See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources--Financing Activities--Senior Note Offering and Exchange Offer."

  EBITDA(/2/) before deduction for stock-based compensation charges was approximately $165.7 million for the 1999 Fiscal Year as compared to approximately $101.4 million for the 1998 Fiscal Year, representing an improvement of approximately 63%. EBITDA margins improved to approximately 32.8% of revenues for the current year compared to approximately 31.2% of revenues for the prior year. These increases were primarily due to the effect of cost efficiencies related to the consolidation of the above mentioned acquisitions into the Company's operations, as well as internal growth.

Fiscal Year Ended March 31, 1998 Compared to Fiscal Year Ended March 28, 1997

  Revenues increased by approximately 57% for the 1998 Fiscal Year, as compared to the 1997 Fiscal Year. This improvement in revenues resulted primarily from the Company's execution of its acquisition strategy and increased route revenues resulting from internal expansion. Based on the historical revenues of acquired businesses, the Company estimates that approximately $103.0 million of its revenue increase for the 1998 Fiscal Year was primarily due to the Kwik Wash Acquisition (January 1997), the Reliable Acquisition (April 1997) and the National Coin Acquisition (July 1997). The ALI Acquisition (January 1998) and the Macke Acquisition (March 1998) also contributed to the revenue increase, but had minimal impact due to the timing of these transactions. In addition, during the 1998 Fiscal Year, the Company's installed machine base increased by approximately 19,500 machines from internal growth (excluding the machines added from the Macke Acquisition, the Reliable Acquisition, the ALI Acquisition and the National Coin Acquisition during such period) as compared to an increase of approximately 7,500 machines from internal growth during the prior year's corresponding period. Included in internal growth are acquisitions of small, local route operators and new customers secured by the Company's sales force.

  Laundry operating expenses increased by approximately 56% for the 1998 Fiscal Year as compared to the 1997 Fiscal Year. This increase was due primarily to an increase in commission expense, related to the Macke Acquisition, the Kwik Wash Acquisition, the Reliable Acquisition, the ALI Acquisition and the National Coin Acquisition.

  General and administrative expenses increased by approximately $1.6 million or 34% for the 1998 Fiscal Year, as compared to the 1997 Fiscal Year. The increase for the year was due to various expenses associated with (i) costs and expenses relating to the Company's acquisition strategy, including systems development and refinement relating to the integration of prior acquisitions and (ii) additional expenses, such as accounting, management information systems and other administrative functions related to the Company's growth. However, as a percentage of revenues, general and administrative expenses were 1.9% for the 1998 Fiscal Year as compared to 2.2% for the 1997 Fiscal Year.

  Depreciation and amortization increased by approximately 63% for the 1998 Fiscal Year as compared to the 1997 Fiscal Year, due primarily to contract rights and goodwill associated with the Macke Acquisition, the Kwik Wash Acquisition, the Reliable Acquisition, the ALI Acquisition and the National Coin Acquisition, as well as an increase in capital expenditures in respect of the Company's installed base of machines.

  The extraordinary items for the 1997 Fiscal Year consisted of costs related to the extinguishment of debt in February 1997 and the termination of the then existing revolving credit facility.
--------
(/2/) EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

  Interest expense, net, increased by approximately 66% for the 1998 Fiscal Year, as compared to the 1997 Fiscal Year, due primarily to increased borrowing levels under the Amended and Restated Credit Facility in connection with certain acquisitions, as well as the increased interest due to the Bond Offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financing Activities-- Senior Note Offering and Exchange Offer."

  EBITDA/2/ before deduction for stock-based compensation charges was approximately $101.4 million for the 1998 Fiscal Year as compared to approximately $62.8 million for the 1997 Fiscal Year, representing an increase of approximately 61%. EBITDA margins improved to approximately 31.2% of revenues for the current year compared to approximately 30.4% of revenues for the prior year.

Liquidity and Capital Resources

  The Company continues to have substantial indebtedness and debt service requirements. At March 31, 1999, the Company had outstanding long-term debt of approximately $687.5 million (excluding the premium, net, of approximately $8.0 million) and stockholders' equity of approximately $48.0 million.

 Financing Activities

  Senior Notes

  On October 8, 1997, Coinmach completed a private placement (the "Bond Offering") of $100 million aggregate principal amount of Series C Notes on substantially identical terms as its Series B Notes. The gross proceeds from the Bond Offering were $109.875 million, of which $100.0 million represented the principal amount outstanding and $9.875 million represented the payment of a premium. Coinmach used approximately $105.4 million of the net proceeds from the Bond Offering to repay indebtedness outstanding under its senior financing arrangement.

  On December 23, 1997, Coinmach commenced an offer to exchange (the "Exchange Offer") up to $296.7 million (excluding the premium on the Series C Notes discussed above) of its 11 3/4% Senior Notes for any and all of its Series B Notes and its Series C Notes. The Exchange Offer expired on February 6, 1998, and, as of such date, the holders of 100% of the outstanding Series B Notes and Series C Notes tendered such notes in the Exchange Offer for 11 3/4% Senior Notes.

  The 11 3/4% Senior Notes, which mature on November 15, 2005, are unsecured senior obligations of Coinmach and are redeemable, at the Company's option, in whole or in part at any time or from time to time, on and after November 15, 2000, upon not less than 30 nor more than 60 days notice, at the redemption prices set forth in that certain indenture, dated as of November 30, 1995, by and between Coinmach Corporation and Fleet National Bank of Connecticut (formerly, Shawmut Bank Connecticut, National Association), as Trustee (the "Indenture"), plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

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

  The events of default under the Indenture include provisions that are typical of senior unsecured debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding 11 3/4% Senior Notes may declare all unpaid principal and accrued interest on all of the 11 3/4% Senior Notes to be immediately due and payable.

  Upon the occurrence of a Change of Control (as defined in the Indenture), each holder of 11 3/4% Senior Notes will have the right to require that the Company purchase all or a portion of such holder's 11 3/4% Senior Notes pursuant to the offer described in the Indenture, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

  Amended and Restated Credit Facility

  The Company's existing credit facility with Bankers Trust Company ("Banker's Trust"), First Union National Bank of North Carolina ("First Union") and certain other lending institutions, as amended (the "Amended and Restated Credit Facility"), provides for an aggregate of $435 million of secured financing consisting of: (i) a $35 million working capital revolving credit facility currently bearing interest at an annual rate of LIBOR plus 1.75%;
(ii) a $125 million acquisition revolving credit facility currently bearing interest at an annual rate of LIBOR plus 1.75%; (iii) a $75 million Tranche A term loan facility currently bearing interest at an annual rate of LIBOR plus 2.25% and (iv) a $200 million Tranche B term loan facility currently bearing interest at an annual rate of LIBOR plus 2.50%. The Amended and Restated Credit Facility also provides for up to $10 million of letter of credit financings. These interest rates are subject to change from time to time and may increase by 25 basis points or decrease up to 75 basis points based on certain financial ratios set forth in the Amended and Restated Credit Facility. Under the Amended and Restated Credit Facility, the working capital revolver and the acquisition revolver mature on December 31, 2003, the Tranche A term loan matures on December 31, 2004 and the Tranche B term loan matures on June 30, 2005. In May 1999, the lenders under the Amended and Restated Credit Facility gave their consent to permit the Company to borrow on or prior to May 28, 1999 up to $12.5 million under the existing acquisition revolver for working capital purposes.

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

  At March 31, 1999, the monthly variable LIBOR interest rate was approximately 4.94%.

  To manage its exposure to fluctuations in interest rates, the Company entered into interest rate swap agreements, relating to its variable rate debt portfolio. On February 23, 1998, the Company entered into a 33 month $75 million notional amount interest rate swap transaction with Bankers Trust to fix the monthly LIBOR interest rate under the Amended and Restated Credit Facility at 5.71%. On March 2, 1998, the Company entered into a 32 month, $100 million notional amount interest rate swap transaction with First Union to fix the monthly LIBOR interest rate under a portion of the Amended and Restated Credit Facility at 5.83% (the "March Swap Agreement"). On April 7, 1998, the Company entered into a 31 month, $75 million notional amount interest rate swap transaction with Bankers Trust to fix the monthly LIBOR interest rate under a portion of the Amended and Restated Credit Facility at 5.75%. On September 15, 1998, the Company amended the March Swap Agreement to increase the notional amount to $175 million and to reduce the fixed monthly LIBOR interest rate to 5.515%. The new expiration date is November 15, 2002. The Company does not use derivative financial instruments for trading purposes.

  Indebtedness under the Amended and Restated Credit Facility is secured by all of the Company's real and personal property. Under the Amended and Restated Credit Facility, the Company has pledged to Bankers Trust, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of the Company.

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

  As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments, consisting primarily of capital expenditures related to acquisitions, renewals and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the 1999 Fiscal Year were approximately $184.6 million (including approximately $2.9 million relating to capital lease obligations). Of such amount, the Company spent approximately $97.5 million in acquisition and related transaction costs, primarily due to the G&T Acquisition and the Cleanco Acquisition, and approximately $24.1 million related to the net increase in the installed base of machines of 23,300 machines. The balance of approximately $60.0 million (which consists of machine expenditures, advance location payments and laundry room improvements) was used to maintain the existing machine base in current locations and through replacement of discontinued locations and for general corporate purposes. The full impact on revenues and cash flow generated from capital expended on acquisitions and the net increase in the installed base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. The Company anticipates that capital expenditures, excluding acquisitions and internal growth, will be approximately $64.0 million for the twelve months ending March 31, 2000. Such increase relative to the 1999 Fiscal Year is attributable primarily to the Company's recent acquisition activities. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

  The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. In connection with certain of the financing agreements governing the Company's indebtedness, the Company is required to make monthly cash interest payments as required by the Amended and Restated Credit Facility and semi-annual cash interest payments as required by the 11 3/4% Senior Notes.

  Management believes that the Company's future operating activities will generate sufficient cash flow to repay indebtedness outstanding under the 11 3/4% Senior Notes and borrowings under the Amended and Restated Credit Facility or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indentures governing the 11 3/4% Senior Notes or in the credit agreement evidencing the Amended and Restated Credit Facility could result in an acceleration of all amounts due thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the Amended and Restated Credit Facility or the indentures governing the 11 3/4% Senior Notes.

  Certain Accounting Treatment

  The Company's depreciation and amortization expenses, aggregating approximately $113.4 million for the 1999 Fiscal Year, have the effect of reducing net income but not operating cash flow. In accordance with generally accepted accounting principles, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights," which costs are amortized over periods of up to 15 years.

Year 2000 Compliance

  The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company's comprehensive year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported.

  During the 1999 Fiscal Year, the Company assessed the year 2000 readiness of its information technology ("IT") and non-IT systems. The Company determined that it needed to modify significant portions of its IT systems so that such systems will function properly with respect to dates in the year 2000 and beyond. The Company has substantially completed its IT systems transformation and is currently verifying the year 2000 compliance of these systems.

  In addition, as part of its year 2000 initiative, the Company has contacted its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is continuing to assess the extent to which its operations are vulnerable should those organizations fail to properly address their year 2000 readiness. Based on this review, the Company does not expect the computer systems of those operations to have a material adverse effect on the Companies operations.

  While the Company believes its planning efforts are adequate to address the year 2000 issue, there can be no guarantee that its computer systems or the computer systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the operations of the Company. The cost of the year 2000 initiative is not expected to be material to the Company's results of operation, financial condition or the cash flows.

Inflation and Seasonality

  In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation, and the effects of inflation may be experienced by the Company in future periods. Management believes that such effects will not be material to the Company. The Company's business generally is not seasonal.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's principal exposure to market risk relates to changes in interest rates on its borrowings. The Company's cash flow would be adversely affected by an increase in interest rates. As of March 31, 1999, the Company had $59.0 million outstanding relating to its variable rate debt portfolio.

  The Company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on the Company's variable rate debt increased by 2.0% (or 200 basis points), the Company's annual interest expense would change by approximately $1.2 million, assuming the amount outstanding was $59.0 million, the balance as of March 31, 1999. The Company utilizes interest rate swap agreements to manage its exposure to these risks.

  On February 23, 1998, the Company entered into a 33-month $75 million notional amount interest rate swap transaction with Bankers Trust to fix the monthly LIBOR interest rate under the Amended and Restated Credit Facility at 5.71%. On March 2, 1998, the Company entered into a 32-month, $100 million notional amount interest rate swap transaction with First Union to fix the monthly LIBOR interest rate under a portion of the Amended and Restated Credit Facility at 5.83%. On April 7, 1998, the Company entered into a 31-month, $75 million notional amount interest rate swap transaction with Bankers Trust to fix the monthly LIBOR interest rate under a portion of the Amended and Restated Credit Facility at 5.75%. On September 15, 1998, the Company amended the March 2, 1998 swap agreement with First Union to increase the notional amount to $175 million and to reduce the fixed monthly LIBOR interest rate to 5.515%. The new expiration date is November 15, 2002.

  The Company's fixed debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings. However, as fixed rate debt matures, future earnings and cash flows may be impacted by changes in interest rates related to debt acquired to fund repayments under maturing facilities.

  The Company does not use derivative financial instruments for trading purposes and is not exposed to foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Audited consolidated financial statements and the notes thereto are contained in pages F-1 through F-22 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Information concerning the directors and executive officers of the Company is set forth in the Proxy Statement to be provided to stockholders in connection with the Company's 1999 Annual Meeting of Stockholders under the caption "Security Ownership of the Company--Section 16(a) Beneficial Ownership Reporting Compliance" and each of the headings "Election of Directors" and "Executive Officers," which information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

    (1) Financial Statements--see Index to Financial Statements appearing on Page F-1.

    (2) Exhibits:

  Exhibit
 Number(1)                              Description
 ---------                              -----------
   3.1     Fourth Amended and Restated Certificate of Incorporation of Coinmach
           Laundry (incorporated by reference from exhibit 3.5 to Coinmach
           Laundry's Form 10-Q for the quarterly period ended June 30, 1998, file number 1-11907)

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


--------
1 Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

--------
1 Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

--------
1 Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

--------
1 Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

--------
1 Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

   10.64 Indenture, dated as of October 8, 1997, by and between Coinmach and State Street ("State Street") (incorporated by reference from exhibit number 4.1 to Coinmach Laundry's Form 8-K dated October 8,
           1997, file number 1-11907)

   10.65 Purchase Agreement, dated as of October 1, 1997, by and among Coinmach, Jefferies and Company, Inc. ("Jefferies"), Lazard, BT
           Alex. Brown Incorporated ("BT Alex. Brown") and First Union Capital
           Markets Corp. (incorporated by reference from exhibit 10.1 to Coinmach Laundry's Form
           8-K dated October 8, 1998, file number 1-11907)

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

--------
1 Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

   10.74   Supply Agreement, dated as of May 13, 1997, by and among Coinmach,
           SLEC and Raytheon Appliances, Inc. (incorporated by reference from exhibit 10.58 to Coinmach Laundry's Form 10-Q for the quarterly period ended December 26, 1997, file number 1-11907)

   10.75   Supply Agreement, dated as of May 1, 1998, by and among Coinmach,
           SLEC and Raytheon Commercial Laundries, LLC (certain portions of this exhibit were omitted pursuant to the grant of a request for confidential treatment) (incorporated by reference from exhibit 10.75 to Coinmach Laundry's Form 10-K for the fiscal year ended March 31, 1998, file number 1-11907)

   16.1    Letter, dated June 29, 1995, from Arthur Andersen LLP to the
           Securities and Exchange Commission regarding change in certifying accountants (incorporated by reference from exhibit number 16.1 to
           Coinmach's Registration Statement on Form S-1, file number 333-
           00620)

   21.1    Subsidiaries of Coinmach Laundry

   27.1    Financial Data Schedule

--------
1 Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

  (b) Reports on Form 8-K.

    During the twelve month period ended March 31, 1999, the Company did not file any reports on Form 8-K.

  (c) Exhibits--See (a)(2) above.

  (d) None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roslyn, State of New York on June 25, 1999.

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

              Signature                        Title                 Date

       /s/ Stephen R. Kerrigan         Chairman of the Board    June 25, 1999
-------------------------------------   of Directors and
         Stephen R. Kerrigan            Chief Executive
                                        Officer (Principal
                                        Executive Officer)

         /s/ Mitchell Blatt            Director, President      June 25, 1999
-------------------------------------   and Chief Operating
           Mitchell Blatt               Officer

         /s/ Robert M. Doyle           Chief Financial          June 25, 1999
-------------------------------------   Officer, Senior
           Robert M. Doyle              Vice President
                                        Secretary and
                                        Treasurer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

         /s/ John E. Denson            Senior Vice              June 25, 1999
-------------------------------------   President--
           John E. Denson               Corporate
                                        Development

         /s/ Michael Stanky            Senior Vice              June 25, 1999
-------------------------------------   President
           Michael Stanky

        /s/ David A. Donnini           Director                 June 25, 1999
-------------------------------------
          David A. Donnini

        /s/ James N. Chapman           Director                 June 25, 1999
-------------------------------------
          James N. Chapman

         /s/ Bruce V. Rauner           Director                 June 25, 1999
-------------------------------------
           Bruce V. Rauner

        /s/ Stephen G. Cerri           Director                 June 25, 1999
-------------------------------------
          Stephen G. Cerri

        /s/ Arthur B. Laffer           Director                 June 25, 1999
-------------------------------------
          Arthur B. Laffer

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................................ F-1

As of March 31, 1999 and March 31, 1998:

  Consolidated Balance Sheets............................................... F-2

For the Years Ended March 31, 1999, March 31, 1998 and March 28, 1997:

  Consolidated Statements of Operations..................................... F-3

  Consolidated Statements of Stockholders' Equity (Deficit)................. F-4

  Consolidated Statements of Cash Flows..................................... F-6

Notes to Consolidated Financial Statements.................................. F-8

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Coinmach Laundry Corporation

  We have audited the accompanying consolidated balance sheets of Coinmach Laundry Corporation and Subsidiaries (the "Company") as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Laundry Corporation and Subsidiaries at March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Melville, New York
 May 11, 1999

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           (In thousands of dollars)

                                                               March 31
                                                          -------------------
                                                            1999       1998
                                                          ---------  --------
Assets
Cash and cash equivalents................................ $  26,515  $ 22,456
Receivables, less allowance of $618 and $325.............     8,107     7,750
Inventories..............................................    16,328    13,430
Prepaid expenses.........................................     6,552     6,308
Advance location payments................................    79,705    74,026
Land, property and equipment:
  Laundry equipment and fixtures.........................   301,894   233,080
  Land, building and improvements........................    34,830    25,467
  Trucks and other vehicles..............................    10,223     8,015
                                                          ---------  --------
                                                            346,947   266,562
  Less accumulated depreciation..........................  (123,337)  (72,234)
                                                          ---------  --------
Net property and equipment...............................   223,610   194,328
Contract rights, net of accumulated amortization of
 $70,602 and $39,923.....................................   413,014   366,762
Goodwill, net of accumulated amortization of $20,318 and
 $12,530.................................................   109,025   110,424
Other assets.............................................    18,440    21,464
                                                          ---------  --------
Total assets............................................. $ 901,296  $816,948
                                                          =========  ========
Liabilities and Stockholders' Equity
Accounts payable......................................... $  20,478  $ 17,128
Accrued rental payments..................................    26,888    20,977
Accrued interest.........................................    15,516    13,993
Other accrued expenses...................................    13,366    15,178
Deferred income taxes....................................    81,494    79,511
11 3/4% Senior Notes.....................................   296,655   296,655
Premium on 11 3/4% Senior Notes, net.....................     8,023     9,258
Credit facility indebtedness.............................   384,003   296,267
Other long-term debt.....................................     6,833     9,236
Stockholders' equity:
  Common stock...........................................       132       132
  Capital in excess of par value.........................   104,231   103,078
  Accumulated deficit....................................   (56,104)  (44,130)
                                                          ---------  --------
                                                             48,259    59,080
  Receivables from stockholders..........................      (219)     (335)
                                                          ---------  --------
Total stockholders' equity...............................    48,040    58,745
                                                          ---------  --------
Total liabilities and stockholders' equity............... $ 901,296  $816,948
                                                          =========  ========

                            See accompanying notes.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (In thousands of dollars, except per share data)

                                            Year Ended  Year Ended  Year Ended
                                            March 31,   March 31,   March 28,
                                               1999        1998        1997
                                            ----------  ----------  ----------
Revenues................................... $  505,323  $  324,887  $ 206,852
Costs and expenses:
  Laundry operating expenses...............    331,647     217,333    139,446
  General and administrative expenses......      8,017       6,194      4,613
  Depreciation and amortization............    113,448      75,453     46,316
  Stock based compensation charge..........      1,269       1,446      2,152
                                            ----------  ----------  ---------
                                               454,381     300,426    192,527
                                            ----------  ----------  ---------
Operating income...........................     50,942      24,461     14,325
Interest expense, net......................     65,995      44,662     26,859
                                            ----------  ----------  ---------
Loss before income taxes and extraordinary
 item......................................    (15,053)    (20,201)   (12,534)
                                            ----------  ----------  ---------
Provision (benefit) for income taxes:
  Current payable..........................      1,264         299        200
  Deferred.................................     (4,343)     (5,633)    (2,507)
                                            ----------  ----------  ---------
                                                (3,079)     (5,334)    (2,307)
                                            ----------  ----------  ---------
Loss before extraordinary item.............    (11,974)    (14,867)   (10,227)
Extraordinary item, net of income tax
 benefit of $206 in 1997...................        --          --         296
                                            ----------  ----------  ---------
Net loss................................... $  (11,974) $  (14,867) $ (10,523)
                                            ==========  ==========  =========
Basic and diluted loss per share:
  Before extraordinary item................ $    (0.91) $    (1.32) $   (1.11)
  Extraordinary item.......................        --          --        (.03)
                                            ----------  ----------  ---------
Basic and diluted net loss per share....... $    (0.91) $    (1.32) $   (1.14)
                                            ==========  ==========  =========
Weighted average shares outstanding:
  Common shares............................ 13,167,783  11,242,006  9,232,530
                                            ==========  ==========  =========

                            See accompanying notes.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

            (In thousands of dollars, except par value and shares)

                     Balance
                  March 29, 1996           Reclassification Issuance of  Redemption  Issuance of
                     Brought                  of Common     Preferrred  of Preferred   Common     Stock   Stock Based
                     Forward     Net Loss       Stock          Stock       Stock        Stock    Dividend Compensation
                  -------------- --------  ---------------- ----------- ------------ ----------- -------- ------------
Voting Class A
common stock,
par value $.01:
Authorized
shares--
35,000,000;
issued shares
end of period--
0, 10,004,278,
12,687,135 and
12,927,459......     $    --     $    --         $ 57        $    --      $    --      $    43    $ --       $  --
Non-voting Class
B common stock,
par value $.01:
Authorized
shares--
1,000,000;
issued shares
end of period--
0, 480,648,
480,648 and
240,324.........          --          --            5             --           --          --       --          --
Class A common
stock, par value
$.01:
Authorized
shares--
1,959,021;
issued shares
end of period--
1,783,584, 0, 0
and 0...........           18         --          (18)            --           --          --       --          --
Class B common
stock, par value
$.01:
Authorized
shares--345,710;
issued shares
end of each
period--265,044,
0, 0 and 0......            3         --           (3)            --           --          --       --          --
Class C common
stock, par value
$.01:
Authorized
shares--305,212;
issued shares
end of period--
305,212, 0, 0
and 0...........            3         --           (3)            --           --          --       --          --
Class D common
stock, par value
$.01:
Authorized
shares--305,212;
issued shares
end of each
period--0.......          --          --          --              --           --          --       --          --
Class E common
stock, par value
$.01:
Authorized
shares--175,436;
issued shares
end of period--
175,436, 0, 0
and 0...........            2         --           (2)            --           --          --       --          --
Class F common
stock, par value
$.01:
Authorized
shares--
3,086,045;
issued shares
end of period--
3,086,045, 0, 0
and 0...........           30         --          (30)            --           --          --       --          --
Class G common
stock, par value
$.01:
Authorized
shares--618,428;
issued shares
end of period--
578,509, 0, 0
and 0...........            6         --           (6)            --           --          --       --          --
Series A
Preferred stock,
par value $.01:
20,000,000
authorized;
issued shares
end of each
period--0.......          --          --          --           19,207      (19,207)        --       --          --
Capital in
excess par
value...........       17,841         --          --          (19,207)         --       53,764     (398)      1,160
Accumulated
deficit.........      (18,719)    (10,523)        --              --           --          --       (21)        --
                     --------    --------        ----        --------     --------     -------    -----      ------
                         (816)    (10,523)        --              --       (19,207)     53,807     (419)      1,160
Receivables from
stockholders....         (492)        --          --              --           --          --       --          --
                     --------    --------        ----        --------     --------     -------    -----      ------
Total
stockholders'
equity
(deficit).......     $ (1,308)   $(10,523)       $--         $    --      $(19,207)    $53,807    $(419)     $1,160
                     ========    ========        ====        ========     ========     =======    =====      ======
                  Net Activity  Balance
                  in Loans to  March 28,
                  Stockholders   1997
                  ------------ ----------
Voting Class A
common stock,
par value $.01:
Authorized
shares--
35,000,000;
issued shares
end of period--
0, 10,004,278,
12,687,135 and
12,927,459......      $--      $    100
Non-voting Class
B common stock,
par value $.01:
Authorized
shares--
1,000,000;
issued shares
end of period--
0, 480,648,
480,648 and
240,324.........       --             5
Class A common
stock, par value
$.01:
Authorized
shares--
1,959,021;
issued shares
end of period--
1,783,584, 0, 0
and 0...........       --           --
Class B common
stock, par value
$.01:
Authorized
shares--345,710;
issued shares
end of each
period--265,044,
0, 0 and 0......       --           --
Class C common
stock, par value
$.01:
Authorized
shares--305,212;
issued shares
end of period--
305,212, 0, 0
and 0...........       --           --
Class D common
stock, par value
$.01:
Authorized
shares--305,212;
issued shares
end of each
period--0.......       --           --
Class E common
stock, par value
$.01:
Authorized
shares--175,436;
issued shares
end of period--
175,436, 0, 0
and 0...........       --           --
Class F common
stock, par value
$.01:
Authorized
shares--
3,086,045;
issued shares
end of period--
3,086,045, 0, 0
and 0...........       --           --
Class G common
stock, par value
$.01:
Authorized
shares--618,428;
issued shares
end of period--
578,509, 0, 0
and 0...........       --           --
Series A
Preferred stock,
par value $.01:
20,000,000
authorized;
issued shares
end of each
period--0.......       --           --
Capital in
excess par
value...........       --        53,160
Accumulated
deficit.........       --       (29,263)
                  ------------ ----------
                       --        24,002
Receivables from
stockholders....        53         (439)
                  ------------ ----------
Total
stockholders'
equity
(deficit).......      $ 53     $ 23,563
                  ============ ==========

                            See accompanying notes.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

            (In thousands of dollars, except par value and shares)

                     Balance               Issuance                                                                 Net
                  March 28, 1997              of                 Net Activity  Balance                Stock       Activity
                     Brought                Common  Stock Based  in Loans to  March 31,               Based     in Loans to
                     Forward     Net Loss   Stock   Compensation Stockholders   1998     Net Loss  Compensation Stockholders
                  -------------- --------  -------- ------------ ------------ ---------  --------  ------------ ------------
Voting Class A
common stock,
par value $.01:
Authorized
shares--
35,000,000;
issued shares
end of period--
0, 10,004,278,
12,687,135 and
12,927,459......     $    100    $    --   $    27     $  --         $--      $    127   $    --      $  --         $--
Non-voting Class
B common stock,
par value $.01:
Authorized
shares--
1,000,000;
issued shares
end of period--
0, 480,648,
480,648 and
240,324.........            5         --       --         --          --             5        --         --          --
Class A common
stock, par value
$.01:
Authorized
shares--
1,959,021;
issued shares
end of period--
1,783,584, 0, 0
and 0...........          --          --       --         --          --           --         --         --          --
Class B common
stock, par value
$.01:
Authorized
shares--345,710;
issued shares
end of each
period--265,044,
0, 0 and 0......          --          --       --         --          --           --         --         --          --
Class C common
stock, par value
$.01:
Authorized
shares--305,212;
issued shares
end of period--
305,212, 0, 0
and 0...........          --          --       --         --          --           --         --         --          --
Class D common
stock, par value
$.01:
Authorized
shares--305,212;
issued shares
end of each
period--0.......          --          --       --         --          --           --         --         --          --
Class E common
stock, par value
$.01:
Authorized
shares--175,436;
issued shares
end of period--
175,436, 0, 0
and 0...........          --          --       --         --          --           --         --         --          --
Class F common
stock, par value
$.01:
Authorized
shares--
3,086,045;
issued shares
end of period--
3,086,045, 0, 0
and 0...........          --          --       --         --          --           --         --         --          --
Class G common
stock, par value
$.01:
Authorized
shares--618,428;
issued shares
end of period--
578,509, 0, 0
and 0...........          --          --       --         --          --           --         --         --          --
Series A
Preferred stock,
par value $.01:
20,000,000
authorized;
issued shares
end of each
period--0.......          --          --       --         --          --           --         --         --          --
Capital in
excess par
value...........       53,160         --    48,576      1,342         --       103,078        --       1,153         --
Accumulated
deficit.........      (29,263)    (14,867)     --         --          --       (44,130)   (11,974)       --          --
                     --------    --------  -------     ------        ----     --------   --------     ------        ----
                       24,002     (14,867)  48,603      1,342         --        59,080    (11,974)     1,153         --
Receivables from
stockholders....         (439)        --       --         --          104         (335)       --         --          116
                     --------    --------  -------     ------        ----     --------   --------     ------        ----
Total
stockholders'
equity
(deficit).......     $ 23,563    $(14,867) $48,603     $1,342        $104     $ 58,745   $(11,974)    $1,153        $116
                     ========    ========  =======     ======        ====     ========   ========     ======        ====
                  Conversion  Balance
                      of     March 31,
                    Stock      1999
                  ---------- ----------
Voting Class A
common stock,
par value $.01:
Authorized
shares--
35,000,000;
issued shares
end of period--
0, 10,004,278,
12,687,135 and
12,927,459......     $  2    $    129
Non-voting Class
B common stock,
par value $.01:
Authorized
shares--
1,000,000;
issued shares
end of period--
0, 480,648,
480,648 and
240,324.........       (2)          3
Class A common
stock, par value
$.01:
Authorized
shares--
1,959,021;
issued shares
end of period--
1,783,584, 0, 0
and 0...........      --          --
Class B common
stock, par value
$.01:
Authorized
shares--345,710;
issued shares
end of each
period--265,044,
0, 0 and 0......      --          --
Class C common
stock, par value
$.01:
Authorized
shares--305,212;
issued shares
end of period--
305,212, 0, 0
and 0...........      --          --
Class D common
stock, par value
$.01:
Authorized
shares--305,212;
issued shares
end of each
period--0.......      --          --
Class E common
stock, par value
$.01:
Authorized
shares--175,436;
issued shares
end of period--
175,436, 0, 0
and 0...........      --          --
Class F common
stock, par value
$.01:
Authorized
shares--
3,086,045;
issued shares
end of period--
3,086,045, 0, 0
and 0...........      --          --
Class G common
stock, par value
$.01:
Authorized
shares--618,428;
issued shares
end of period--
578,509, 0, 0
and 0...........      --          --
Series A
Preferred stock,
par value $.01:
20,000,000
authorized;
issued shares
end of each
period--0.......      --          --
Capital in
excess par
value...........      --      104,231
Accumulated
deficit.........      --      (56,104)
                  ---------- ----------
                      --       48,259
Receivables from
stockholders....      --         (219)
                  ---------- ----------
Total
stockholders'
equity
(deficit).......     $--     $ 48,040
                  ========== ==========

                            See accompanying notes.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (In thousands of dollars)

                                                Year Ended Year Ended Year Ended
                                                March 31,  March 31,  March 28,
                                                   1999       1998       1997
                                                ---------- ---------- ----------
Operating activities
Net loss......................................   $(11,974)  $(14,867)  $(10,523)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation................................     52,135     30,649     22,587
  Amortization of advance location payments...     20,339     11,280      7,682
  Amortization of intangibles.................     40,974     33,524     16,047
  Deferred income taxes.......................     (4,343)    (5,633)    (2,507)
  Amortization of debt discount and deferred
   issue costs................................      1,824      1,091        627
  Amortization of premium on 11 3/4% Senior
   Notes......................................     (1,235)      (617)       --
  Stock based compensation....................      1,269      1,446      2,152
  Extraordinary charge for early
   extinguishment of debt, net of taxes.......        --         --         296
  Change in operating assets and liabilities,
   net of businesses acquired:
    Other assets..............................     (1,462)    (3,027)    (2,462)
    Receivables, net..........................        469      1,406     (1,100)
    Inventories and prepaid expenses..........     (1,596)    (2,898)    (3,008)
    Accounts payable..........................      3,327        719      2,002
    Accrued interest, net.....................      1,052      4,281      1,956
    Other accrued expenses, net...............      2,172      1,196        983
                                                 --------   --------   --------
Net cash provided by operating activities.....    102,951     58,550     34,732
                                                 --------   --------   --------
Investing activities
Additions to property and equipment...........    (62,082)   (42,468)   (29,779)
Advance location payments to location owners..    (22,052)   (13,330)   (11,809)
Additions to net assets related to
 acquisitions of businesses (net of promissory
 notes of $2,250 and $16,208 in 1998 and 1997,
 respectively)................................    (97,531)  (295,676)  (155,247)
Sale of property and equipment................        --         599        137
                                                 --------   --------   --------
Net cash used in investing activities.........   (181,665)  (350,875)  (196,698)
                                                 --------   --------   --------

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                           (In thousands of dollars)

                                                Year Ended Year Ended Year Ended
                                                March 31,  March 31,  March 28,
                                                   1999       1998       1997
                                                ---------- ---------- ----------
Financing activities
Debt transactions:
  Net proceeds from credit facility...........   $87,736    $166,267   $130,000
  Net (repayments) borrowings of bank and
   other borrowings...........................    (1,639)        396       (325)
  Principal payments on capitalized lease
   obligations................................    (2,894)     (1,173)    (1,007)
  Deferred debt issuance costs................      (430)     (9,015)      (178)
  Proceeds from issuance of 11 3/4% senior
   notes......................................       --      109,875        --
  Repayment of 12 3/4% senior notes...........       --          --      (5,000)
  Repayment of 9 7/8% promissory note.........       --      (15,000)       --
  Debt extinguishment costs...................       --          --        (319)
Equity transactions:
  Net proceeds from public offering of common
   stock......................................       --       48,702     52,894
  Redemption of preferred stock...............       --          --     (19,207)
  Dividend paid--preferred stock..............       --          --         (21)
                                                 -------    --------   --------
Net cash provided by financing activities.....    82,773     300,052    156,837
                                                 -------    --------   --------
Net increase (decrease) in cash and cash
 equivalents..................................     4,059       7,727     (5,129)
Cash and cash equivalents, beginning of year..    22,456      14,729     19,858
                                                 -------    --------   --------
Cash and cash equivalents, end of year........   $26,515    $ 22,456   $ 14,729
                                                 =======    ========   ========
Supplemental disclosure of cash flow
 information
Interest paid.................................   $64,418    $ 38,385   $ 24,845
                                                 =======    ========   ========
Income taxes paid.............................   $   477    $    358   $    204
                                                 =======    ========   ========
Noncash financing activities
Acquisition of fixed assets through capital
 leases.......................................   $ 2,307    $  1,111   $  1,249
                                                 =======    ========   ========


                            See accompanying notes.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

1. Summary of Significant Accounting Policies

Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry"), and its wholly-owned subsidiaries (collectively the "Company") which includes Coinmach Corporation ("Coinmach"). The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. At March 31, 1999, the Company owned and operated approximately 765,000 washers and dryers in approximately 75,000 locations on routes throughout the United States and in 163 retail laundromats located throughout Texas and Arizona. The Company provides laundromat services at all such retail locations. Super Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of Coinmach, is a laundromat equipment distribution company. The Company also leases laundry equipment and other household appliances to corporate relocation entities, individuals, property owners and managers of multi-family housing properties.

  All material intercompany accounts and transactions have been eliminated in consolidation.

Recognition of Revenues

  The Company has agreements with various property owners that provide for the Company's installation and operation of laundry machines at various locations in return for a commission. These agreements provide for both contingent (percentage of revenues) and fixed commission payments. The Company reports revenues from laundry machines on the accrual basis and has accrued the cash computed to be in the machines at the end of each fiscal year.

  Super Laundry's customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations; including location identification, construction, plumbing, electrical wiring and all required permits. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Sales of laundromats amounted to approximately $25.3 million, $21.8 million and $18.8 million in 1999, 1998 and 1997, respectively.

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

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

Inventories

  Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                                    March 31,
                                                                 ---------------
                                                                  1999    1998
                                                                 ------- -------
     Laundry equipment.......................................... $11,785 $ 9,524
     Machine repair parts.......................................   4,543   3,906
                                                                 ------- -------
                                                                 $16,328 $13,430
                                                                 ======= =======

Land, Property and Equipment

  Property, equipment and leasehold improvements are carried at cost and are depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives or lease life, whichever is shorter.

     Laundry equipment, installation costs and fixtures............ 5 to 8 years
     Leasehold improvements and decorating costs................... 5 to 8 years
     Trucks and other vehicles..................................... 3 to 4 years

  Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in income. Maintenance and repairs are charged to operations currently, and replacements of laundry machines and significant improvements are capitalized.

Goodwill and Contract Rights

  Goodwill, under purchase accounting, represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over periods ranging from 15 to 20 years.

  Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts, which arose solely from purchase price allocations, are amortized on a straight-line basis over the period of expected benefit of 15 years and are based on independent appraisals or present valued future cash flows at prevailing discount rates.

  Management will evaluate the realizability of the goodwill and contract rights balances (if there are indicators of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of goodwill or contract rights has occurred.

Advance Location Payments

  Advance location payments to location owners are amortized on a straight-line basis over the contract term, which generally ranges from 5 to 10 years.

Loss Per Share

  Basic and diluted loss per share for 1999, 1998 and 1997 was calculated based upon the weighted average number of common shares outstanding. Conversion of common equivalent shares (stock options) was not assumed since the results would have been antidilutive.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

Employee Stock Options

  Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation" ("APB No. 25"), but are required to disclose in the financial statement footnotes, pro forma net (loss) income and per share amounts as if the Company had applied the new method of accounting for all grants made during 1996 and thereafter. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. The Company has elected to continue to follow APB No. 25 in accounting for stock options and has adopted the disclosure requirements of SFAS No. 123 (see Note
7f).

Income Taxes

  The Company accounts for income taxes pursuant to the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Any deferred tax assets recognized for net operating loss carryforwards and other items are reduced by a valuation allowance where it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Impairment of Long-Lived Assets

  In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" the Company is required to recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Derivative Instruments and Hedging Activities

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value.

  If the derivative is a hedge that is eligible for special accounting, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

  Currently, the Company's only exposure to derivatives is interest rate swap transactions (see Note 4b) and, therefore, the Company does not believe SFAS No. 133 will have a significant impact on the earnings and financial position of the Company. The Company will adopt the Statement as required for its first quarterly filing of the year ending March 31, 2001.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

Fiscal Year

  On March 6, 1998, the Company changed its fiscal year end to the twelve consecutive months ending March 31. The Company's fiscal year had been the 52 or 53 week period ending on the last Friday in March. The impact of this change in 1998 was not material to the financial statements taken as a whole. The year ended March 28, 1997, is referred to as "1997," and the years ended March 31, 1998 and 1999 are referred to as "1998" and "1999," respectively.

2. Business Combinations

a. The G&T Acquisition--1999

  On June 5, 1998, the Company completed the acquisition (the "G&T Acquisition") of Gordon & Thomas Company, Inc. ("G&T") for a cash purchase price of approximately $58 million, excluding transaction expenses, and the assumption of certain liabilities. G&T operated approximately 36,000 washers and dryers, and provided outsourced laundry equipment services to multi-family properties throughout New York and New Jersey. The excess of cost over net tangible assets acquired of approximately $50.2 million has been allocated to contract rights.

b. The Macke Acquisition--1998

  On March 2, 1998, Coinmach completed the acquisition of Macke Laundry Service Limited Partnership and substantially all of the assets of certain related entities (collectively "Macke") for an aggregate purchase price of approximately $213 million (the "Macke Acquisition"), excluding transaction expenses. Macke operated approximately 236,000 washers and dryers, and provided outsourced laundry equipment services to multi-family properties throughout the United States. The excess of cost over the net tangible assets acquired of approximately $135.9 million has been allocated to contract rights.

c. The Kwik Wash Acquisition--1997

  On January 8, 1997, Coinmach completed the acquisition of 100% of the outstanding voting securities of each of KWL, Inc. ("KWL"), a Nevada corporation, and Kwik-Wash Laundries, Inc. ("Kwik Wash"), a Nevada corporation, for approximately $125 million in cash, excluding transaction expenses, and a $15 million promissory note issued by Coinmach Laundry (the "Kwik Wash Acquisition") which was repaid in 1998. KWL and Kwik Wash were the sole partners of Kwik Wash Laundries, L.P. (the "Kwik Wash Partnership"), a Texas limited partnership. The Kwik Wash Partnership, based in Dallas, Texas, provided coin-operated laundry equipment services to multi-family dwellings in Texas, Louisiana, Arkansas and Oklahoma and operated approximately 150 retail laundromats located throughout Texas at the time of acquisition. The excess of cost over the net tangible assets acquired was allocated to contract rights of approximately $123.3 million, goodwill of approximately $49.4 million and deferred taxes payable of approximately $49.4 million. Simultaneously with the acquisition, KWL, Kwik Wash and the Kwik Wash Partnership merged with and into Coinmach.

d. Other Acquisitions

  During the 1999 fiscal year, the Company made acquisitions of several small route businesses for cash purchase prices aggregating approximately $39.5 million. The excess of cost over the net assets acquired amounted to approximately $33.1 million of which approximately $26.7 million has been allocated to contract rights and approximately $6.4 million has been allocated to goodwill.

  During the 1998 fiscal year, the Company made acquisitions of several small route businesses or assets of businesses with purchase prices aggregating approximately $84 million, of which the Company paid

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES approximately $81.8 million in cash and $2.3 million in promissory notes issued by the Company, which are included in other long-term debt. The excess of cost over the net assets acquired amounted to approximately $63.6 million of which approximately $47.1 million has been allocated to contract rights and approximately $16.5 million has been allocated to goodwill.

  During the 1997 fiscal year, the Company made acquisitions of several small route businesses or assets of businesses with purchase prices aggregating approximately $26.3 million, of which the Company paid approximately $25.2 million in cash and $1.2 million in promissory notes issued by the Company which were repaid during 1999. The excess of cost over the net assets acquired amounted to approximately $12 million of which approximately $7.9 million has been allocated to contract rights and approximately $4.1 million has been allocated to goodwill.

  All acquisitions have been accounted for as purchases and, accordingly, assets and liabilities have been recorded at their estimated fair values at the dates of acquisition and the results of operations are included subsequent to that date.

  The following table reflects unaudited pro forma combined results of operations of the Company, and the 1998 and 1999 acquired businesses described above as if the acquisitions had taken place at the beginning of 1998 (in thousands except per share data):

                                                         Year ended March 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
     Revenues........................................... $  516,898  $  500,489
     Net loss...........................................    (12,248)    (18,615)
     Basic and diluted net loss per common share........       (.93)      (1.66)

  These unaudited pro forma results have been presented for comparative purposes only and include certain adjustments, such as increased interest expense on the related acquisition debt and additional amortization expense of intangible assets, offset by the capitalization of installation and decorating costs to conform to the accounting policy of the Company.

  In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions described above been consummated at the beginning of 1998 or of the results of future operations of the combined companies under the ownership and management of the Company.

3. Receivables

  Receivables consist of the following (in thousands):

                                                                    March 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
     Trade receivables........................................... $7,220 $6,215
     Notes receivable............................................    469    759
     Other.......................................................  1,036  1,101
                                                                  ------ ------
                                                                   8,725  8,075
     Allowance for doubtful accounts.............................    618    325
                                                                  ------ ------
                                                                  $8,107 $7,750
                                                                  ====== ======

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

  Notes receivable, which arise from the construction of laundromats, bear interest at a weighted average rate of approximately 10% per annum and mature through 2004. The notes are collateralized by the underlying laundry equipment. The Company periodically sells notes receivable arising from the sale of laundromats to third party finance companies. Included in other receivables are finance reserves, which arise when the Company sells notes and a portion of the proceeds are retained by the finance company. As the notes are collected, the finance companies remit a portion of the collections to the Company. Many of the notes receivable are sold with recourse to the Company (see Note 8). Control of the notes sold with recourse is surrendered by the Company on the date of transfer. The Company generally sells its notes receivables with recourse at cost, recognizing no gain or loss.

4. Debt

  Debt consists of the following (in thousands):

                                                                 March 31,
                                                             -----------------
                                                               1999     1998
                                                             -------- --------
     11 3/4% Senior Notes due 2005.......................... $296,655 $296,655
     Premium on 11 3/4% Senior Notes, net...................    8,023    9,258
     Credit facility indebtedness...........................  384,003  296,267
     Obligations under capital leases.......................    4,291    4,475
     Other long-term debt with varying terms and maturi-
      ties..................................................    2,542    4,761
                                                             -------- --------
                                                             $695,514 $611,416
                                                             ======== ========

a. 11 3/4% Senior Notes

  On October 8, 1997, Coinmach completed a private placement (the "Bond Offering") of $100 million aggregate principal amount of its 11 3/4% Series C Senior Notes due 2005 (the "Series C Notes") on substantially identical terms as its outstanding Series B 11 3/4% Senior Notes due 2005 (the "Series B Notes"). The gross proceeds from the Bond Offering were $109.875 million, of which $100 million represented the principal amount outstanding and $9.875 million represented the payment of a premium for the Series C Notes. The premium is being amortized as a reduction of interest expense through November 2005. Coinmach used approximately $105.4 million of the net proceeds from the Bond Offering to repay indebtedness outstanding under its senior financing arrangement. On December 23, 1997, Coinmach commenced an offer to exchange (the "Exchange Offer") up to $296.7 million of its registered 11 3/4% Senior Notes due 2005 (the "11 3/4% Senior Notes") for any and all of its Series C Notes and its Series B Notes. The Exchange Offer expired on February 6, 1998, and as of such date the holders of 100% of the outstanding Series B Notes and Series C Notes tendered such notes in the Exchange Offer.

  Interest on the 11 3/4% Senior Notes is payable semi-annually on May 15 and November 15. The 11 3/4% Senior Notes are redeemable at the option of Coinmach at any time after November 15, 2000 at a price equal to 105 7/8% declining to par if redeemed after November 15, 2002. The 11 3/4% Senior Notes contain certain financial covenants and restrict the payment of certain dividends, distributions or other payments from Coinmach to Coinmach Laundry.

  In February 1997, Coinmach redeemed all of its outstanding 12 3/4% Senior Notes. In connection therewith, Coinmach recognized an extraordinary charge of $296,000 in 1997 (net of a tax benefit of $206,000).

b. Credit Facility

  The Company's existing credit facility with Bankers Trust Company ("Banker's Trust"), First Union National Bank of North Carolina ("First Union") and certain other lending institutions, as amended (the

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

"Amended and Restated Credit Facility"), provides for an aggregate of $435 million of secured financing consisting of: (i) a $35 million working capital revolver currently bearing interest at an annual rate of LIBOR plus 1.75%;
(ii) a $125 million acquisition revolver currently bearing interest at an annual rate of LIBOR plus 1.75%; (iii) a $75 million Tranche A term loan facility currently bearing interest at an annual rate of LIBOR plus 2.25% and
(iv) a $200 million Tranche B term loan facility currently bearing interest at an annual rate of LIBOR plus 2.50%. The Amended and Restated Credit Facility also provides for up to $10 million of letter of credit financings. These interest rates are subject to change from time to time and may increase by 25 basis points or decrease up to 75 basis points based on certain financial ratios set forth in the Amended and Restated Credit Facility. Under the Amended and Restated Credit Facility, the working capital revolver and the acquisition revolver mature on December 31, 2003, the Tranche A term loan facility matures on December 31, 2004 and the Tranche B term loan facility matures on June 30, 2005.

  In May 1999, the lenders under the Amended and Restated Credit Facility gave their consent to permit the Company to borrow on or prior to May 28, 1999 up to $12.5 million under the existing acquisition revolver for working capital purposes.

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

  At March 31, 1999, the monthly variable LIBOR interest rate was approximately 4.94%.

  The Company entered into swap agreements to reduce its exposure to fluctuations in interest rates relating to its variable rate debt portfolio. On February 23, 1998, Coinmach entered into a 33 month $75 million notional amount interest rate swap transaction with Bankers Trust, to fix the monthly LIBOR interest rate at 5.71% on the Amended and Restated Credit Facility. The fair value of this swap transaction at March 31, 1999, as estimated by a dealer, was approximately $584,000 unfavorable and at March 31, 1998 it was approximately $217,000 favorable.

  On March 2, 1998, Coinmach entered into a 32 month, $100 million notional amount interest rate swap transaction with First Union, to fix the monthly LIBOR interest rate at 5.83% on a portion of the Amended and Restated Credit Facility. The fair value of this swap transaction at March 31, 1998, as estimated by a dealer was approximately $47,000 favorable. On September 15, 1998, the Company amended the March 2, 1998 swap agreement with First Union to increase the notional amount to $175 million and to reduce the fixed monthly LIBOR rate to 5.515%. The new expiration date is November 15, 2002. The fair value of this swap transaction at March 31, 1999, as estimated by a dealer, was approximately $203,000 unfavorable.

  On April 7, 1998, the Company entered into a 31 month, $75 million notional amount interest rate swap transaction with Bankers Trust, to fix the monthly LIBOR interest rate at 5.75% on the Amended and Restated Credit Facility. The fair value of this swap transaction at March 31, 1999, as estimated by a dealer, was approximately $633,000 unfavorable.

  Indebtedness under the Amended and Restated Credit Facility is secured by all of the Company's real and personal property. Under the Amended and Restated Credit Facility, the Company has pledged to Bankers Trust, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default, as defined, and customary restrictive covenants and agreements, the Amended and Restated Credit Facility contains certain covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio, and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES transactions with affiliates. Also, the indenture governing the 11 3/4% Senior Notes and the Amended and Restated Credit Facility limit Coinmach's ability to pay dividends.

  Debt outstanding under the Amended and Restated Credit Facility as of March 31, 1999, consisted of the following (in thousands):

     Term loan A, quarterly payments of $250 increasing to $5,000 on
      March 31, 2003 and $12,500 on March 31, 2004 (Interest rate of approximately 7.19% at March 31, 1999)..........................  $ 73,750
     Term loan B, quarterly payments of $500 with the final payment of
      $186,000 on June 30, 2005 (Interest rate of approximately 7.44%
      at March 31, 1999)..............................................   198,000
     Acquisition revolving line of credit.............................    94,646
     Working capital revolving line of credit.........................    17,607
                                                                        --------
                                                                        $384,003
                                                                        ========

5. Retirement Savings Plans

  Coinmach maintains several defined contribution plans meeting the guidelines of Section 401(k) of the Internal Revenue Code. All of the plans require employees to meet certain age, employment status and minimum entry requirements as allowed by law.

  The Company made contributions for 1999, 1998 and 1997 to pension plans that cover its union employees. These plans provide defined benefits based on union members' earnings and period of coverage under the respective plans. However, in the event these plans terminate, or if the Company discontinues its participation in these plans, the Company may be liable for a portion of the plans' unfunded vested benefits, the amounts of which, if any, have not been determined.

  Contributions to all the plans for 1999, 1998 and 1997 amounted to approximately $339,000, $281,000 and $140,000, respectively.

  The Company does not provide any other post-retirement benefits.

6. Income Taxes

  The components of the Company's net deferred tax liabilities are as follows (in thousands):

                                                                   March 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
     Deferred tax liabilities:
     Accelerated depreciation and contract rights.............. $95,882 $90,273
     Other, net................................................   3,057   1,086
                                                                ------- -------
                                                                 98,939  91,359
                                                                ------- -------
     Deferred tax assets:
     Net operating loss carryforwards..........................  14,032  10,357
     Stock compensation expense................................   1,460     982
     AMT credit................................................   1,156     --
     Covenant not to compete...................................     797     509
                                                                ------- -------
                                                                 17,445  11,848
                                                                ------- -------
                                                                $81,494 $79,511
                                                                ======= =======

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These temporary differences arise primarily from the use of accelerated depreciation for tax purposes and straight-line depreciation for financial reporting purposes, and contract rights acquired which are not deductible for tax purposes.

  The net operating loss carryforwards of approximately $34 million, after a reduction to reflect the limitation imposed under the provisions of the Internal Revenue Code regarding change of ownership, expire between fiscal years 2001 through 2019. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

  The benefit for income taxes consists of (in thousands):

                                                Year Ended Year Ended Year Ended
                                                March 31,  March 31,  March 28,
                                                   1999       1998       1997
                                                ---------- ---------- ----------
   Federal.....................................  $(2,561)   $(4,265)   $(2,039)
   State.......................................     (518)    (1,069)      (474)
                                                 -------    -------    -------
                                                 $(3,079)   $(5,334)   $(2,513)
                                                 =======    =======    =======

  The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

                                               Year Ended Year Ended Year Ended
                                               March 31,  March 31,  March 28,
                                                  1999       1998       1997
                                               ---------- ---------- ----------
   Expected tax benefit.......................  $(5,269)   $(7,070)   $(4,563)
   State tax benefit, net of federal taxes....     (314)      (690)      (308)
   Permanent book/tax differences:
     Goodwill.................................    2,552      2,289      1,100
     Stock compensation expense...............      --         --         311
     Other....................................      (48)       137        947
                                                -------    -------    -------
   Tax provision/(benefit)....................  $(3,079)   $(5,334)   $(2,513)
                                                =======    =======    =======

7. Stockholders' Equity

  At March 31, 1999, Coinmach Laundry has authorized Common Stock of 35,000,000 shares and authorized Series A Preferred Stock of 20,000,000 shares.

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

  Prior to the Offering, the Company issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management. The Company recorded a stock based compensation charge in an amount of approximately $887,000 attributable to the issuance of such stock in 1997. In addition, approximately $104,000 of outstanding receivables relating to loans to management in connection with prior purchases of the Company's common stock were forgiven. This forgiveness and subsequent forgivenesses have been accounted for as a stock-based compensation charge in 1999, 1998 and 1997.

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

e. Conversion of Stock

  On December 8, 1998, a holder of 240,324 shares of non-voting Class B Common Stock exercised the conversion option to convert those shares into 240,324 shares of Common Stock.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

f. Stock Option Plan

  Prior to the Offering, the Company adopted the 1996 Employee Stock Option Plan (as amended and restated, the "Stock Option Plan") which provides that the Company may grant stock options for the purchase of up to 1,109,147 shares of Common Stock to key employees of the Company over a period not to exceed ten years. The Company may grant incentive stock options at an exercise price per share not less than 100% of the fair market value of the Common Stock at the date of grant and stock options at an exercise price per share not less than the average closing price of the Common Stock for the thirty consecutive trading days immediately preceding the date of grant. All stock options granted under the Stock Option Plan vest over four years in five equal installments (20% immediately) and expire ten years from the date of grant.

  Through March 31, 1999, the Company had granted 502,250 options to various employees of the Company pursuant to the Stock Option Plan, of which 248,500 were granted during 1999.

  During July and September 1996, in connection with the Offering, the Company granted certain nonqualified stock options (the "1996 Options") to certain members of management (collectively, the "Option Holders") to purchase up to 739,437 shares of Common Stock at 85% of the initial offering price of the Common Stock. The 1996 Options vest in equal annual installments (20% vested immediately on the date of grant and the remainder over a four year period) commencing on July 23, 1996, the effective date of the Offering.

  On September 17, 1996, the Company granted to two of its disinterested directors, each of whom was appointed by the Board of Directors of the Company on such date to serve as independent directors, stock options entitling each such director to purchase up to 60,000 shares of Common Stock (the "Independent Director Options"). The Independent Director Options vest in equal annual installments (25% vest immediately on the date of grant and the remainder over a three year period), commencing on September 17, 1996, and entitle each such director to purchase shares of Common Stock at the initial public offering price of the Common Stock.

  On September 5, 1997, the Company granted to certain members of management certain non-qualified options (the "1997 Options") to purchase up to 200,000 shares of Common Stock at an exercise price of $11.90 per share of Common Stock. The 1997 Options vest in equal annual installments (20% vest immediately on the date of grant and the remainder vest over a four year period) commencing on September 5, 1997.

  During May and July 1998, the Company granted to certain employees 248,500 non-qualified stock options pursuant to the Stock Option Plan and 31,244 non-qualified stock options (collectively, the "1998 Options") to a director of the Company at exercise prices ranging from $22.31 to $23.05 per share. Such options vest in equal annual installments (20% vest immediately on the date of grant and the remainder vest over a four year period).

  The Company records the difference between the exercise price of all options granted and the respective initial offering price or the fair market value of the Common Stock on the date of grant as a stock-based compensation charge over the applicable vesting period.

  For 1999, 1998 and 1997, the Company recorded stock-based compensation charges of approximately $1,153, $1,342 and $1,161, respectively (in thousands), relating to the 1996 Options, the 1997 Options, the 1998 Options and the Independent Director Options.

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

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

  In accordance with SFAS No. 123, pro forma information regarding net loss and loss per common share has been determined as if the Company had accounted for its employee stock options under the fair value method required by SFAS No. 123. The fair value for these options was estimated at the date of each grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997: risk-free interest rate of 5.2%, 5.9% and 6.6%; dividend yields of 0%, volatility factor of the expected market price of the Company's common stock of 24.5% and a weighted-average expected life of the options of five years.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net loss and net loss per share are as follows:

                                             Year ended Year ended Year ended
                                             March 31,  March 31,  March 28,
                                                1999       1998       1997
                                             ---------- ---------- ----------
   Pro forma basic and diluted net loss (in
    thousands)..............................  $(12,897)  $(15,890)  $(10,603)
   Pro forma basic and diluted net loss per
    share...................................  $   (.98)  $  (1.41)  $  (1.15)

  Information with respect to options for 1999, 1998 and 1997 is as follows:

                                                      Weighted     Weighted
                                                      Average    Average Fair
                                                      Exercise Value of Options
                                            Options    Price       Granted
                                           ---------  -------- ----------------
   Options outstanding at March 29,
    1996.................................        --    $  --        $  --
   Options granted:
     Nonqualified options issued at
      market price.......................    181,250    14.00         4.87
     Nonqualified options issued at below
      market price.......................    120,000    14.00         9.36
     Nonqualified options issued at below
      market price.......................    739,437    11.90         6.00
                                           ---------   ------       ------
   Options outstanding at March 28,
    1997.................................  1,040,687    12.51         6.17
   Options granted:
     Nonqualified options issued at
      market price.......................     72,500    21.62         6.94
     Nonqualified options issued at below
      market price.......................    200,000    11.90        12.53
     Options exercised...................    (17,857)   11.90          --
                                           ---------   ------       ------
   Options outstanding at March 31,
    1998.................................  1,295,330    12.93         7.23
   Options granted:
     Nonqualified options issued at
      market price.......................    279,744    22.58         9.20
                                           ---------   ------       ------
   Options outstanding at March 31,
    1999.................................  1,575,074    14.64         7.58
                                           =========   ======       ======
   Options exercisable at March 28,
    1997.................................    214,151   $12.55       $ 6.26
                                           =========   ======       ======
   Options exercisable at March 31,
    1998.................................    464,918   $12.80       $ 6.85
                                           =========   ======       ======
   Options exercisable at March 31,
    1999.................................    789,507   $13.54       $ 7.16
                                           =========   ======       ======

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

  Exercise prices for options outstanding and for options exercisable as of March 31, 1999 were as follows:

                                   Number of
                                    Options                                      Range of
     Number of                    Exercisable                                 Exercise Prices
      Options                     -----------                                 ---------------
      1,222,830                     704,555                                   $11.90--$14.00
          5,000                       2,000                                   $17.75
        347,244                      82,952                                   $21.25--$24.50
      ---------                     -------
      1,575,074                     789,507
      =========                     =======

  The weighted average remaining contractual life of those options is approximately 7.87 years.

  Shares of Common Stock reserved for future issuance as of March 31, 1999 are as follows:

                                                                       Number of
                                                                        Shares
                                                                       ---------
     Stock options.................................................... 2,181,971
     Employee Stock Purchase Plan..................................... 1,000,000
     Conversion shares................................................   240,324
                                                                       ---------
                                                                       3,422,295
                                                                       =========

g. Employee Stock Purchase Plan

  In July 1999, the Company is planning to implement an Employee Stock Purchase Plan that has been established as part of its voluntary defined contribution plan for all employees meeting certain eligibility criteria. Under the plan, employees may elect to purchase full shares of Common Stock through payroll deductions not to exceed 10% of their base salary. The Company has reserved 1,000,000 shares of Common Stock for future issuance.

8. Commitments and Contingencies

  Rental expense for all operating leases, which principally cover office facilities, laundromats and vehicles, was approximately $7,227, $4,483 and $2,307 for 1999, 1998 and 1997, respectively (in thousands).

  Future minimum rental commitments under all capital leases and noncancellable operating leases as of March 31, 1999, are as follows (in thousands):

                                                               Capital Operating
                                                               ------- ---------
     2000..................................................... $2,224   $ 6,141
     2001.....................................................  1,334     4,956
     2002.....................................................    612     3,576
     2003.....................................................    121     2,701
     2004.....................................................    --      2,085
     Thereafter...............................................    --      5,529
                                                               ------   -------
     Total.................................................... $4,291   $24,988
                                                               ======   =======

  The Company is contingently liable on receivables sold with recourse to finance companies. The total amount of such receivables outstanding as of March 31, 1999 is approximately $1.5 million.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

  The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 1999 and 1998 were approximately $4.9 million and $5.3 million, respectively.

  On April 8, 1999, Sand v. Coinmach Laundry Corporation, et. al, a purported class action securities fraud lawsuit, was filed in the Federal District Court for the Eastern District of New York (the "Federal Securities Action") naming the Company and certain of its executive officers as defendants. The Federal Securities Action was purportedly brought on behalf of all shareholders of the Company who purchased or otherwise acquired the Company's common stock during the period August 6, 1997 to September 29, 1998. The complaint in the Federal Securities Action alleges violations of various federal securities laws, including misrepresentations of certain information about the Company. The complaint in the Federal Securities Action seeks damages in unspecified amounts. Although the outcome of this proceeding cannot be predicted, based on the allegations contained in the complaint, management believes that the Federal Securities Action will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

  The Company is also party to various legal proceedings arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

  In connection with insurance coverages, which include workers compensation, general liability and other coverages, annual premiums are subject to limited retroactive adjustment based on actual loss experience.

9. Fair Value of Financial Instruments

  The Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

  The carrying amounts of cash and cash equivalents, receivables, the Amended and Restated Credit Facility, and other long-term debt approximates their fair market value at March 31, 1999.

  The carrying amount, and related estimated fair value for the Company's 11 3/4% Senior Notes at March 31, 1999 are as follows (in thousands):

                                                           Carrying Estimated
                                                            Amount  Fair Value
                                                           -------- ----------
     11 3/4% Senior Notes (including premium of $8,023)... $304,678  $326,706

  The fair value of the 11 3/4% Senior Notes is based on quoted market prices.

10. Other Assets

  In connection with the Company's establishment of a corporate office in Charlotte, North Carolina, and the relocation of an executive officer of the Company to such office in September 1996, the Company extended a loan to such officer in the principal amount of $500,000 payable in ten equal annual installments commencing in July 1997 (each payment date, a "Payment Date"), with interest accruing at a rate of 7.5% per annum. The Company has authorized that payment of principal and interest will be forgiven on each Payment Date. The balance of such loan of $400,000 and $450,000 is included in other assets as of March 31, 1999 and 1998, respectively.

  On May 5, 1999, the Company extended a loan to an executive officer of the Company in the principal amount of $250,000 to be repaid in a single payment on the third anniversary of such loan with interest accruing at a rate of 8% per annum.

                 COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

11. Quarterly Results of Operations (Unaudited)

                          June 30,     September 30,   December 31,    March 31,
 For the Quarter Ended      1998            1998           1998          1999
 ---------------------   ------------  --------------- -------------- ------------
                         (In thousands of dollars, except per share amounts)
Revenues................ $    117,934   $    124,975    $    130,736  $    131,678
Operating income........ $     11,305   $     12,189    $     13,776  $     13,672
Loss before income
 taxes.................. $     (4,262)  $     (4,678)   $     (3,126) $     (2,987)
Net loss................ $     (3,114)  $     (3,595)   $     (2,698) $     (2,567)
Basic and diluted net
 loss per share......... $       (.24)  $       (.27)   $       (.20) $       (.19)
Weighted average shares
 outstanding............   13,167,783     13,167,783      13,167,783    13,167,783

                          June 27,     September 26,   December 26,    March 31,
 For the Quarter Ended      1997            1997           1997          1998
 ---------------------   ------------  --------------- -------------- ------------
                         (In thousands of dollars, except per share amounts)
Revenues................ $     72,095   $     77,702    $     80,618  $     94,472
Operating income........ $      5,750   $      5,695    $      6,821  $      6,195
Loss before income
 taxes.................. $     (4,313)  $     (5,371)   $     (4,480) $     (6,037)
Net loss................ $     (3,513)  $     (4,266)   $     (3,785) $     (3,303)
Basic and diluted net
 loss per share......... $      (0.33)  $      (0.40)   $      (0.34) $      (0.25)
Weighted average shares
 outstanding............   10,484,926     10,484,926      10,872,450    13,167,783