Form 10-Q
period 1999-06-30
COINMACH LAUNDRY CORP
filed 1999-08-06
CIK 1013021

COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  [X]  No [ ].

As of the close of business on August 2, 1999, Coinmach Laundry Corporation had outstanding 12,927,459 shares of Class A common stock, par value $.01 per share (the "Common Stock"), and 240,324 shares of non-voting Class B Common Stock, par value $.01 per share (the "Non-Voting Common Stock").

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.

Financial Information                                                                       Page No.

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets-
         June 30, 1999 (Unaudited) and March 31, 1999                                           3

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three Months Ended June 30, 1999 and 1998                                              4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Three Months Ended June 30, 1999 and 1998                                              5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                     6-7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                            8-13

PART II.

Other Information

Item 1. Legal Proceedings                                                                      14

Item 2. Changes in Securities                                                                  14

Item 3. Defaults Upon Senior Securities                                                        14

Item 4. Submission of Matters to a Vote of Security Holders                                    14

Item 5. Other Information                                                                      14

Item 6. Exhibits and Reports on Form 8-K                                                       15

Signature Page                                                                                 16

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES


PART I.           FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                              June 30, 1999               March 31, 19991
                                                                              -------------               --------------
                                                                              (Unaudited)


ASSETS:
Cash and cash equivalents                                                       $  27,022                    $  26,515
Receivables, net                                                                    7,790                        8,107
Inventories                                                                        16,920                       16,328
Prepaid expenses                                                                    6,833                        6,552
Advance location payments                                                          79,377                       79,705
Land, property and equipment, net of accumulated
  depreciation of $136,742 and $123,337                                           226,869                      223,610
Contract rights, net of accumulated amortization of
  $78,534 and $70,602                                                             405,231                      413,014
Goodwill, net of accumulated amortization of $22,293
  and $20,318                                                                     107,052                      109,025
Other assets                                                                       18,314                       18,440
                                                                                ---------                   ----------
Total assets                                                                     $895,408                     $901,296
                                                                                =========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable                                                                 $ 20,677                     $ 20,478
Accrued rental payments                                                            27,675                       26,888
Accrued interest                                                                    7,256                       15,516
Other accrued expenses                                                             12,658                       13,366
Deferred income taxes                                                              80,202                       81,494
11 3/4% Senior Notes                                                              296,655                      296,655
Premium on 11 3/4% Senior Notes, net                                                7,715                        8,023
Credit facility indebtedness                                                      390,308                      384,003
Other long-term debt                                                                6,497                        6,833

Stockholders' equity:
  Common stock and capital in excess of par value                                 104,522                      104,363
  Receivables from management                                                        (219)                        (219)
  Accumulated deficit                                                             (58,538)                     (56,104)
                                                                                ---------                   ----------
Total stockholders' equity                                                         45,765                       48,040
                                                                                ---------                   ----------
Total liabilities and stockholders' equity                                       $895,408                     $901,296
                                                                                =========                   ==========


See accompanying notes.
------
1. The March 31, 1999 balance sheet has been derived from the audited consolidated financial statements as of that date.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (In thousands of dollars, except per share data)



                                                                                  Three Months Ended
                                                                            June 30,              June 30,
                                                                              1999                  1998
                                                                       -----------------      ---------------

REVENUES                                                                    $133,538             $117,934
COSTS AND EXPENSES:

         Laundry operating expenses                                           87,211               77,568
         General and administrative expenses                                   2,079                1,997
         Depreciation and amortization                                        29,936               26,843
         Stock-based compensation charge                                         159                  221
                                                                            --------             --------
                                                                             119,385              106,629
                                                                            --------             --------

OPERATING INCOME                                                              14,153               11,305

INTEREST EXPENSE, NET                                                         16,740               15,567
                                                                            --------             --------
LOSS BEFORE INCOME TAXES                                                      (2,587)              (4,262)
                                                                            --------             --------
PROVISION (BENEFIT) FOR INCOME TAXES:

         Currently payable                                                     1,139                  108
         Deferred                                                             (1,292)              (1,256)
                                                                            --------             --------
                                                                                (153)              (1,148)
                                                                            --------             --------

NET LOSS                                                                    $ (2,434)           $  (3,114)
                                                                            --------             --------
BASIC AND DILUTED LOSS PER SHARE                                            $   (.18)           $    (.24)
                                                                            ========             ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
         Common Shares                                                    13,167,783           13,167,783

See accompanying notes.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                                                                 Three Months Ended
                                                                                       June 30,                    June 30,
                                                                                         1999                        1998
                                                                                      ----------                  ----------

OPERATING ACTIVITIES:
         Net loss                                                                      $ (2,434)                    $(3,114)
         Adjustments to reconcile net loss to net cash
               provided by operating activities:
             Depreciation                                                                13,464                      12,133
             Amortization of advance location payments                                    6,084                       4,985
             Amortization of intangibles                                                 10,388                       9,725
             Deferred income taxes                                                       (1,292)                     (1,256)
             Amortization of premium on 11 3/4% Senior Notes                               (308)                       (309)
             Amortization of debt discount and deferred issue costs                         455                         376
             Stock-based compensation                                                       159                         221

         Change in operating assets and liabilities, net of businesses acquired:
             Other assets                                                                  (840)                       (504)
             Receivables, net                                                               317                        (866)
             Inventories and prepaid expenses                                              (873)                       (294)
             Accounts payable                                                               200                         (79)
             Accrued interest, net                                                       (8,260)                     (8,388)
             Other accrued expenses, net                                                   (689)                      2,546
                                                                                      ----------                  ----------
         Net cash provided by operating activities                                       16,371                      15,176
                                                                                      ----------                  ----------

INVESTING ACTIVITIES:
         Additions to property and equipment                                            (16,201)                    (15,481)
         Advance location payments to location owners                                    (5,126)                     (5,276)
         Additions to net assets related to acquisitions of businesses                     -                        (86,123)
                                                                                      ----------                  ----------
         Net cash used in investing activities                                         ( 21,327)                   (106,880)
                                                                                      ----------                  ----------

FINANCING ACTIVITIES:
         Net proceeds from credit facility                                                6,305                      93,294
         Net repayments of bank and other borrowings                                       (129)                       (226)
         Principal payments on capitalized lease obligations                               (713)                       (565)
         Deferred debt issue costs                                                         -                           (267)
                                                                                      ----------                  ----------
             Net cash provided by financing activities                                    5,463                      92,236
                                                                                      ----------                  ----------
             Net increase in cash and cash equivalents                                      507                         532

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           26,515                      22,456
                                                                                      ----------                  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $27,022                     $22,988
                                                                                      ==========                  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
         Interest paid                                                                  $24,855                     $24,307
                                                                                      ==========                  ==========
         Income taxes paid                                                              $ 1,264                    $    119
                                                                                      ==========                  ==========

NON-CASH FINANCING ACTIVITIES:
         Acquisition of fixed assets through capital leases                           $     631                    $    278
                                                                                      ==========                  ==========

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Description of Business

         Coinmach Laundry Corporation ("Coinmach Laundry"), a Delaware corporation, through its wholly-owned subsidiaries (collectively, the "Company"), which include Coinmach Corporation ("Coinmach"), is the leading supplier of outsourced laundry services for multi-family housing properties in the United States. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. The Company owns and operates approximately 771,000 washers and dryers (hereinafter referred to as "laundry machines" or "machines") in approximately 75,000 locations on routes located throughout the United States and in 165 retail laundromats located throughout Texas and Arizona. Super Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of Coinmach, is a laundromat equipment distribution company. The Company also leases laundry machines and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals.

2.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from such estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year.

         In the opinion of management of the Company, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

         These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Coinmach Laundry's Annual Report on Form 10-K for the year ended March 31, 1999.

3.  Loss per Share

         Basic and diluted loss per share for each of the three months ended June 30, 1999 and 1998 was calculated based upon the weighted average number of common shares outstanding of 13,167,783. Conversion of common equivalent shares (stock options) was not assumed since the results would have been antidilutive.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

4.  Debt

         At June 30, 1999, the Company had outstanding debt consisting of (a) approximately $296.7 million of 11 3/4% Senior Notes due 2005 (the "Senior Notes"), (b) $271.0 million of term loans, and (c) approximately $119.3 million of a revolving line of credit. The above mentioned term loans and revolving line of credit represent indebtedness pursuant to the Company's existing credit facility (as amended and restated, the "Amended and Restated Credit Facility"), which is secured by all of the Company's real and personal property. Under the Amended and Restated Credit Facility, the Company has pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default and customary representations, covenants and agreements, the Amended and Restated Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the Senior Notes and the Amended and Restated Credit Facility limit Coinmach's ability to pay dividends. In May 1999, the lenders under the Amended and Restated Credit Facility gave their consent to permit the Company to borrow, on or prior to May 28, 1999, up to $12.5 million under the existing acquisition revolver for working capital purposes.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of the Company's management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. Should these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's future performance and actual results of operations may differ materially from those expected or intended.

General

         The Company is principally engaged in the business of supplying outsourced laundry services for multi-family housing properties. At June 30, 1999, the Company owned and operated approximately 771,000 washers and dryers in approximately 75,000 locations on routes throughout the United States and in 165 retail laundromats located throughout Texas and Arizona. The Company, through Super Laundry, its wholly-owned subsidiary, is also a laundromat equipment distribution company. The Company also leases laundry machines and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals.

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

         The Company's most significant revenue source is its route business, accounting for more than 85% of its revenue. The Company provides outsourced laundry services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. Also included in laundry operating expenses are the costs of machine maintenance and revenue collection in the route business, including payroll, parts, insurance and other related expenses, the costs of sales associated with the equipment distribution business and certain expenses related to the operation of retail laundromats. In addition to commission payments, many of the Company's leases require the Company to make advance location payments to the location owners. These advance payments are capitalized and amortized over the life of the applicable lease.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

General (continued)

         Other revenue sources for the Company include: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals (approximately $3.1 million for the three months ended June 30, 1999 and $2.4 million for the three months ended June 30, 1998);
(ii) operating, maintaining and servicing retail laundromats (approximately $5.4 million for the three months ended June 30, 1999 and $4.8 million for the three months ended June 30, 1998); and (iii) constructing complete turnkey retail laundromats, retrofitting retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts (approximately $10.2 million for the three months ended June 30, 1999 and $6.5 million for the three months ended June 30, 1998).

Results of Operations

         The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

Comparison of the three-month periods ended June 30, 1999 and June 30, 1998

         Revenues increased by approximately $15.6 million or 13% for the three-month period ended June 30, 1999, as compared to the prior year's corresponding period. This improvement in revenues resulted primarily from the Company's execution of its acquisition strategy and increased route revenues resulting from internal expansion. Based on the historical revenues of acquired businesses, the Company estimates that approximately $9.7 million of its revenue increase for the current three-month period is primarily due to the acquisition of Cleanco, Inc. and certain of its affiliates in May 1998 and the acquisition of all of the common stock of Gordon & Thomas Companies, Inc. in June 1998. In addition, the Company's installed machine base increased by approximately 6,500 machines from internal growth for each of the three-month periods ended June 30, 1999 and 1998. Included in internal growth are acquisitions of small, local route operators and new customers secured by the Company's sales force.

         Laundry operating expenses increased by approximately 12% for the three-month period ended June 30, 1999 as compared to the prior year's corresponding period. This increase was due primarily to an increase in commission expense related to the improvement in revenue. However, as a percentage of revenues, laundry operating expenses were approximately 65.3% for the three-month period ended June 30, 1999 as compared to approximately 65.8% for the prior year's corresponding period. This change was primarily due to cost efficiencies related to the consolidation of acquisitions noted above into the Company's operations.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

         General and administrative expenses increased slightly for the three-month period ended June 30, 1999, as compared to the prior year's corresponding period. However, as a percentage of revenues, general and administrative expenses were approximately 1.6% for the current period as compared to approximately 1.7% for the prior year's corresponding period. This change was primarily due to cost efficiencies related to the integration of the acquisitions noted above into the Company's operations.

         Depreciation and amortization increased by approximately 12% for the three-month period ended June 30, 1999, as compared to the prior year's corresponding period, due primarily to contract rights and goodwill associated with the above-mentioned acquisitions, as well as an increase in capital expenditures with respect to the Company's installed base of machines.

         Operating income margins were approximately 10.6% for the three-month period ended June 30, 1999, as compared to approximately 9.6% for the three-month period ended June 30, 1998. This change was primarily due to cost efficiencies related to the integration of the acquisitions noted above into the Company's operations.

         Interest   expense,   net,   increased  by  approximately  8%  for  the
three-month period ended June 30, 1999, as compared to the prior year's corresponding period, due primarily to increased borrowing levels under the Amended and Restated Credit Facility in connection with certain acquisitions mentioned above.

         The effective tax benefit rate decreased to approximately 6% for the current period from approximately 27% for the prior year's corresponding period. The lower effective tax benefit rate is the result of the greater impact that non-deductible amortization, which has remained constant, has when added back to losses before income taxes, which are lower than in corresponding periods.

         EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization) before deduction for the stock-based compensation charges was approximately $44.2 million for the three months ended June 30, 1999, as compared to approximately $38.4 million for the corresponding period in 1998, representing an improvement of approximately 15%. EBITDA margins improved to approximately 33.1% for the three months ended June 30, 1998, compared to approximately 32.5% for the prior year's corresponding period. These increases are primarily the result of increased revenues and operating margins, as discussed above. EBITDA is used by certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

         The Company continues to have substantial indebtedness and debt service requirements. At June 30, 1999, the Company had outstanding long-term debt (excluding the unamortized premium of approximately $7.7 million) of approximately $693.5 million and stockholders' equity of approximately $45.8 million.

         The Company's level of indebtedness will have several important effects on its future operations, including, but not limited to, the following: (a) a significant portion of the Company's cash flow from operations will be required to pay interest on its indebtedness; (b) the financial covenants contained in certain of the agreements governing the Company's indebtedness will require the Company to meet certain financial tests and may limit its ability to borrow additional funds or to dispose of assets; (c) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (d) the Company's ability to adapt to changes in the outsourced laundry services industry and to economic conditions in general will be limited.

         As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments primarily consisting of capital expenditures related to acquisitions, renewal and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the three months ended June 30, 1999 were approximately $21.3 million. Of such amount, the Company spent approximately $5.4 million related to the net increase in the installed base of machines of approximately 6,500 machines. The balance of approximately $15.9 million (which consists of machine expenditures, advance location payments and laundry room improvements) was used to maintain the existing machine base in current locations and through replacement of discontinued locations and for general corporate purposes. The full impact on revenues and cash flow generated from capital expended on acquisitions and the net increase in the installed base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

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

         The Company's depreciation and amortization expenses (aggregating approximately $29.9 million for the three months ended June 30, 1999) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights," which costs are amortized over periods of 15 years.

         As part of its business strategy, the Company will continue to evaluate opportunities to acquire local, regional and multi-regional route businesses. There can be no assurance that the Company will find attractive acquisition candidates or effectively manage the integration of acquired businesses into its existing business. Additionally, the Company expects to utilize excess cash flow from operations primarily to reduce debt.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

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

         In addition, as part of its year 2000 initiative, the Company has contacted its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is continuing to assess the extent to which its operations are vulnerable should those organizations fail to properly address their year 2000 readiness. Based on this review, the Company does not expect the computer systems of those operations to have a material adverse effect on the Company's operations.

         While the Company believes its planning efforts are adequate to address the year 2000 issue, there can be no guarantee that its computer systems or the computer systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the operations of the Company. The cost of the year 2000 initiative is not expected to be material to the Company's results of operations, financial condition or cash flows.

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

ITEM 1.           Legal Proceedings

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

                  None

ITEM 3.           Defaults Upon Senior Securities

                  Not applicable

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  None

ITEM 5.           Other Information

                  None

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           3.1 Fourth Amended and Restated Certificate of Incorporation of Coinmach Laundry (incorporated by reference from Exhibit 3.5 to Coinmach Laundry's Form 10-Q for the quarterly period ended June 30, 1998, file number 1-11907)


                           3.2 Third Amended and Restated Bylaws of Coinmach Laundry (incorporated by reference from Exhibit 3.1 to Coinmach Laundry's Form 10-Q for the quarterly period ended September 27, 1996, file number 1-11907)

                           3.3 Certificate of Powers, Designations, Preferences and Relative Participating, Optional and other Special Rights of Series A Preferred Stock and Qualifications, Limitations and Restrictions thereof (incorporated by reference from exhibit 3.2 to Coinmach Laundry's Form 10-Q for the quarterly period ended June 28, 1996, file number
                                    1-11907)

                           10.78 Coinmach Laundry Corporation 1998 Employee Stock Purchase Plan.

                           10.79 Promissory Note, dated May 5, 1999, of Mitchell Blatt in favor of Coinmach.

                           27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COINMACH LAUNDRY CORPORATION

Date: August 6, 1999                        /s/    ROBERT M. DOYLE
                                            -------------------------------
                                            Robert M. Doyle
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (On behalf of registrant and as
                                             Principal Financial Officer)

                          COINMACH LAUNDRY CORPORATION

                        1998 EMPLOYEE STOCK PURCHASE PLAN


         1. Purpose. The purpose of the Plan is to provide employees of the Company and its Designated Subsidiaries with an opportunity to purchase Common Stock of the Company at a fixed price through voluntary payroll deductions during the payroll deduction period. It is the intention of the Company to have the Plan qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The provisions of the Plan, accordingly, shall be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code.

         2. Definitions.

            (a) "Board" shall mean the Board of Directors of the Company.

            (b) "Committee" shall mean the committee selected by the Board to administer the Plan, each member of which shall be a "disinterested person" within the meaning of Rule 16b-3 promulgated under the Exchange Act.

            (c) "Code" shall mean the Internal Revenue Code of 1986, as amended.

            (d) "Common Stock" shall mean the Class A Common Stock of the Company, $0.01 par value per share.

            (e) "Company" shall mean Coinmach Laundry Corporation, a Delaware corporation.

            (f) "Compensation" shall mean the total cash remuneration (whether or not denominated in United States dollars) received by an Employee from the Company or a Subsidiary as base salary or wages. For purposes of this Plan, Compensation shall not include cash bonuses or other one-time cash incentive or other payments made to an Employee by the Company from time to time, unless specifically authorized by the Committee.

            (g) "Designated Subsidiaries" shall mean Coinmach Corporation and the other Subsidiaries which have been designated by the Board from time to time in its sole discretion as eligible to participate in the Plan.

            (h) "Eligible Employee" shall have the meaning given to such term in
Section 3(a).

            (i) "Employee" shall mean any individual who is an employee of the Company or any Designated Subsidiary for purposes of tax withholding under the Code. For purposes of this Plan, if an Employee is sick or on a leave of absence, such individual shall continue to be considered an Employee. Where the period of leave exceeds 90 days and the individual's right to re-employment is not guaranteed either by statute or by contract, such individual shall no longer be considered an Employee as of the 91st day of such leave.

            (j) "Enrollment Date" shall mean the first day of each Offering Period.

            (k) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

            (l) "Exercise Date" shall mean the last day of each Offering Period.

            (m) "Fair Market Value" shall mean, as of any date for so long as the Common Stock is listed on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"), the value of Common Stock equal to the mean between the highest and lowest quoted selling prices for the Common Stock (or the mean of the lowest bid and highest asked prices, if no sales were reported), as quoted on such exchange (or the exchange with the greatest volume of trading in Common Stock) or system on the date of such determination, as reported in The Wall Street Journal or such other source as the Committee deems reliable; provided, however, that (1) if the Common Stock is quoted on NASDAQ (but not on the National Market System thereof) or is regularly quoted by a recognized securities dealer but selling prices are not reported, its Fair Market Value shall be the mean of the closing bid and asked prices for the Common Stock on the date of such determination, as reported in The Wall Street Journal or such other source as the Committee deems reliable; and (2) in the absence of an established market for the Common Stock, the Fair Market Value thereof shall be determined in good faith by the Committee.

            (n) "Insider" shall mean any person who is considered an "insider" with respect to the Company under Section 16 of the Exchange Act.

            (o) "Offering Period" shall mean a period of approximately three months (with the exception of the first Offering Period of the Plan which shall be such period of time as designated by the Committee), commencing on the first Trading Day on or after the first day of each calendar quarter and terminating on the last Trading Day on or prior to the last day of each calendar quarter.

            (p)  "Parent"   shall  mean  a   corporation   which  is  a  "parent
corporation" of the Company within the meaning of Section 424(e) of the Code.

            (q) "Participant" shall mean any Eligible Employee who authorizes payroll deductions in accordance with the provisions of Section 5.

            (r) "Plan" shall mean this Coinmach Laundry Corporation 1998 Employee Stock Purchase Plan.

            (s) "Purchase Price" shall mean an amount equal to the lesser of (i) 85% of the Fair Market Value of one share of Common Stock on the Enrollment Date, or (ii) 85% of the Fair Market Value of one share of Common Stock on the Exercise Date; provided, however, that the Committee may designate a higher Purchase Price which is not more than the greater of (i) 100% of the Fair Market Value of one share of Common Stock on the Enrollment Date, or (ii) 100% of the Fair Market Value of one share of Common Stock on the Exercise Date; provided, further, that in no case shall the Purchase Price be less than the par value of the Common Stock.

            (t) "Reserves" shall mean the number of shares of Common Stock covered by each option under the Plan which have not yet been exercised and the number of shares of Common Stock which have been authorized for issuance under the Plan but not yet placed under option.

            (u) "Subsidiary" shall mean a corporation which is a "subsidiary corporation" of the Company within the meaning of Section 424(f) of the Code.

            (v) "Trading Day" shall mean a day on which national stock exchanges and NASDAQ are open for trading.

         3. Eligibility.

            (a) Except as otherwise provided in Sections 3(b) and 3(c) below, all Employees shall be eligible to participate in the Plan (each, an "Eligible Employee").

            (b) The Committee may, in its discretion, exclude the following Employees from eligibility to participate in the Plan: (i) any Employee who has been employed by the Company or its Designated Subsidiaries on the Enrollment Date of such offering for less than two full years, (ii) any Employee whose customary employment with the Company or Designated Subsidiary is twenty (20) hours or less per week, (iii) any Employee whose customary employment with the Company or Designated Subsidiary is for not more than five (5) months in any calendar year, and (iv) Highly Compensated Employees (as defined in Section 414(q) of the Code). Notwithstanding any other provision herein, no Employee whose participation in the Plan is prohibited by applicable law shall be eligible to participate in the Plan.

            (c) Notwithstanding any other provision herein, no Employee shall be eligible to participate in the Plan (i) if, immediately after the grant of any option under the Plan, such Employee would own stock (together with stock owned by any other person or entity that would be attributed to such Employee pursuant to Section 424(d) of the Code) of the Company (including, for this purpose, all shares of stock subject to any outstanding options to purchase such stock, whether or not currently exercisable and irrespective of whether such options are subject to the favorable tax treatment of Section 421(a) of the Code) possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any Parent or Subsidiary, or (ii) which permits his or her rights to purchase stock under all employee stock purchase plans (within the meaning of Section 423 of the Code) of the Company and its Parents and Subsidiaries to accrue at a rate which exceeds Twenty-Five Thousand Dollars ($25,000) worth of stock (determined at the Fair Market Value of the stock at the time such option is granted) for each calendar year in which such option is outstanding at any time. The limitation described in clause (ii) of the preceding sentence shall be applied in a manner consistent with Section 423(b)(8) of the Code.

         4. Offering Periods. The Plan shall be implemented by consecutive Offering Periods commencing August 2, 1999, or such later date as chosen by the Committee, and continuing thereafter until terminated in accordance with the provisions of Section 19 hereof. The Committee shall have the power to change the duration of Offering Periods (including the commencement dates thereof) with respect to future offerings without stockholder approval if such change is announced at least fifteen (15) days prior to the scheduled beginning of the first Offering Period to be affected thereafter.

         5. Participation.

            (a) An Eligible Employee may become a Participant in the Plan as of any Enrollment Date by completing a subscription agreement authorizing payroll deductions in the form of Exhibit A to this Plan and filing it with the Company's Employee Benefits Department at least fifteen (15) days prior to the applicable Enrollment Date, unless a later time for filing the subscription agreement is set by the Committee for all Eligible Employees with respect to a given Offering Period. A Participant's subscription agreement shall remain in effect for successive Offering Periods unless it is either superseded by a replacement subscription agreement as provided in Section 6(c)(i) hereof, or terminated as provided in Section 10 hereof.

            (b) Payroll deductions for a Participant shall commence on the first payroll date following the Enrollment Date and shall end on the last payroll date in the Offering Period to which such authorization is applicable, unless sooner terminated by the Participant as provided in Section 10 hereof.

         6. Payroll Deductions.

            (a) At the time an Eligible Employee files a subscription agreement for purposes of purchasing shares of Common Stock under the Plan, such Eligible Employee shall, with respect to each payroll period during an Offering Period, elect a percentage to be withheld from Compensation in an amount (expressed as a whole number percentage) not exceeding ten percent (10%) of the Compensation which such Eligible Employee receives on each payroll date during the Offering Period; provided, however, that in no event may any Participant have payroll deductions made for any Offering Period which would result in the aggregate amount of such deductions for the calendar year containing such Offering Period to exceed the maximum amount permitted under Section 3(c) of this Plan.

            (b) A payroll deduction account shall be maintained for each Participant.

All payroll deductions made for a Participant shall be credited to such Participant's payroll deduction account under the Plan. A Participant may not make any additional payments into such account. The amounts in each Participant's payroll deduction account shall be held by the Company until such amounts are used for the purchase of shares of Common Stock pursuant to Section 8 herein.

            (c)

                        (i) Subject to Section  6(c)(ii)  hereof,  a Participant
            may discontinue participation in the Plan, as provided in Section 10 hereof, at any time during the Offering Period prior to the Exercise Date. Once an Offering Period has commenced, a Participant may not increase or decrease the rate of payroll deductions for the existing Offering Period, but may, during the existing Offering Period, increase or decrease the rate of payroll deductions for the next succeeding Offering Period by completing or filing with the Company a replacement subscription agreement, at least fifteen (15) days prior to the end of that Offering Period, authorizing a change in such Participant's payroll deduction rate.

                        (ii) Notwithstanding Sections 6(c)(i) and 10 hereof, the
            Committee may require that any election by an Insider to make payroll deductions during an Offering Period, or to increase or decrease the rate of such payroll deductions, shall be made pursuant to an irrevocable election at least six months prior to the Exercise Date to which such election relates. For this purpose, the Committee may allow Insiders to make standing elections that will remain in effect for consecutive Offering Periods until revoked or changed by the Insider pursuant to a subsequent six-month advance irrevocable election.

            (d) Notwithstanding the foregoing, a Participant's payroll deductions may be decreased to 0% at any time, to the extent necessary to comply with Section 423(b)(8) of the Code and Section 3(c) hereof. Payroll deductions shall recommence at the rate provided in such Participant's subscription agreement at the beginning of the first Offering Period in the succeeding calendar year, unless terminated by the Participant as provided in Section 10 hereof.

            (e) At the time the option is exercised, in whole or in part, or at the time some or all of the Common Stock issued under the Plan is disposed of, the Participant must make adequate provisions for the Company's federal, state, or other tax withholding obligations, if any, which arise upon the exercise of the option or the disposition of the Common Stock. At any time, the Company may, but will not be obligated to, withhold from the Participant's compensation the amount necessary for the Company to meet applicable withholding obligations, including any withholding required to make available to the Company any tax deductions or benefits attributable to sale or early disposition of Common Stock by the Employee.

         7. Grant of Option. On the Enrollment Date of each Offering Period, each Eligible Employee participating in such Offering Period shall be granted an option to purchase on the Exercise Date (at the applicable Purchase Price) up to a number of shares of Common Stock determined by dividing such Employee's payroll deductions accumulated during such Offering Period and retained in the Participant's payroll deduction account as of the Exercise Date by the applicable Purchase Price; provided, however, that such purchase shall be subject to the limitations set forth in Sections 3(c) and 12 hereof; provided, further, that the Committee may, in its sole discretion, prior to any Offering Period determine a maximum number of shares subject to an option granted hereunder for such Offering Period. Exercise of the option shall occur as provided in Section 8 hereof, unless the Participant has withdrawn pursuant to
Section 10 hereof, and the option for a particular Offering Period shall expire on the Exercise Date for such option.

         8. Exercise of Option. Unless a Participant withdraws from the Plan as provided in Section 10 hereof, such Participant's option for the purchase of shares will be exercised automatically on the Exercise Date, and, subject to the limitations set forth in Sections 3(c), 7 and 12 hereof, the maximum number of full shares subject to the option shall be purchased for such Participant at the applicable Purchase Price with the accumulated payroll deductions in such Participant's payroll deduction account. Fractional shares may be purchased if so determined by the Committee in its sole discretion. If the purchase of fractional shares is not permitted by the Committee, any payroll deductions accumulated in a Participant's account which are not sufficient to purchase a full share shall be retained in the Participant's payroll deduction account for the subsequent Offering Period, subject to earlier withdrawal by the Participant as provided in Section 10 hereof. During the Participant's lifetime, a Participant's option to purchase shares hereunder is exercisable only by the Participant.

         9. Issuance; Delivery; Restriction. The shares of Common Stock purchased for a Participant on an Exercise Date shall be deemed to have been issued by the Company for all purposes as of such Exercise Date. Prior to such date, none of the rights and privileges of a stockholder of a Company shall exist with respect to such shares of Common Stock. Certificates representing shares of Common Stock acquired under the Plan shall be held by the Company and delivered to, or in accordance with the direction of Participants only upon (A) the expiration (or earlier termination at the discretion of the Committee) of the "Withholding Period" (as defined below), (B) the termination of the employment of such Participant by the Company or any Designated Subsidiary or
(C) the written request of a Participant to deliver share certificates in connection with an intended disposition or transfer of shares of Common Stock represented thereby. Promptly following the occurrence of either of the events described in clauses (A), (B) or (C) above, the Company shall issue and deliver, or cause its transfer agent to so issue and deliver, to or for the account of each acquiring Participant a certificate representing the shares of Common Stock acquired by such Participant during such Offering Period; provided, however, that the Company shall be permitted to condition its delivery of such certificates upon the agreement of such Participant to allow certain federal income tax withholdings as may be required to be made by the Company under applicable law. For purposes of this Section 9, the "Withholding Period" shall mean the period commencing on the Exercise Date and ending on the later to occur of (i) the second anniversary of the Enrollment Date with respect to such Exercise Date and (ii) the first anniversary of the Exercise Date.

         10. Withdrawal; Termination of Employment.

            (a) Subject to any limitations on Insiders imposed by the Committee pursuant to Section 6(c)(ii) hereof, a Participant may withdraw all but not less than all the payroll deductions credited to such Participant's payroll deduction account and not yet used to exercise such Participant's option under the Plan at any time prior to the Exercise Date of an Offering Period by giving written notice to the Company in the form of Exhibit B to this Plan. All of the
Participant's payroll deductions credited to such Participant's payroll deduction account will be paid to such Participant promptly after receipt of notice of withdrawal and such Participant's rights or interest with regard to the option for the Offering Period will be automatically terminated, and no further payroll deductions for the purchase of shares will be made during the Offering Period. Unless a Participant terminates participation before the Exercise Date for an Offering Period, such Participant shall be conclusively deemed, as of the close of business on that date, to have exercised his option for the purchase of a number of shares of Common Stock equal to the lesser of
(i) the number of shares that can be purchased at the applicable Purchase Price by the accumulated payroll deductions in such Participant's payroll deduction account, or (ii) the maximum number of shares that may be purchased by such Participant on such Exercise Date, taking into account any applicable restriction thereon. If a Participant withdraws from the Plan during an Offering Period, such Participant may resume participation for a subsequent Offering Period by delivering to the Company a new subscription agreement at least fifteen (15) days prior to the Enrollment Date for such Offering Period.

            (b) Upon a Participant's ceasing to be an Eligible Employee, for any reason, such Participant will be deemed to have elected to withdraw from the Plan and the payroll deductions credited to such Participant's account during the Offering Period but not yet used to exercise the option will be returned to such Participant or, in the case of such Participant's death, to the person or persons entitled thereto under Section 14 hereof, and such Participant's option will be automatically terminated.

            (c) A Participant's withdrawal from an Offering Period will not have any effect upon such Participant's eligibility to participate in any similar plan which may hereafter be adopted by the Company.

         11. Interest. No interest or other increment shall accrue or be payable with respect to any of the payroll deductions of a Participant in the Plan.

         12. Stock.

            (a) Shares offered may be authorized but unissued shares of Common Stock of the Company or previously issued shares acquired by the Company and held in its treasury.

            (b) The maximum number of shares of Common Stock which shall be offered under the Plan shall be 1,000,000 shares, subject to adjustment upon changes in capitalization of the Company as provided in Section 18 hereof. If on a given Exercise Date the number of shares with respect to which options are to be exercised exceeds the number of shares then available under the Plan, the Company shall make a pro rata allocation of the shares remaining available for purchase in as uniform a manner as shall be practicable and as it shall determine to be equitable.

            (c) No Participant will have an interest or voting right in shares covered by such Participant's option until such option has been exercised.

            (d) Shares to be delivered to a Participant under the Plan shall be registered in the name of the Participant or in the name of the Participant and such Participant's spouse, at the Participant's election.

         13. Administration.

            (a) Administrative Body. The Plan shall be administered by the Committee. Subject to the express provisions of the Plan and such instructions and limitations as the Board of Directors of the Company may establish from time to time, the Committee shall have full and exclusive discretionary authority to construe, interpret and apply the terms of the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan, to determine eligibility, to fix the terms of each offering, to adjudicate all disputed claims filed under the Plan and to make all other determinations necessary to the administration of the Plan. Every finding, decision and determination made by the Committee shall, to the fullest extent permitted by law, be final and binding upon all parties. Members of the Committee shall not be permitted to participate in the Plan.

            (b)  Rule  16b-3  Limitations.  Notwithstanding  the  provisions  of
Subsection  (a) of this  Section  13, in the event that Rule  16b-3  promulgated under the Exchange Act, or any successor provision, provides specific requirements for the administrators of plans of this type, the Plan shall be only administered by such a body and in such a manner as shall comply with the applicable requirements of Rule 16b-3. Unless permitted by Rule 16b-3, no discretion concerning decisions regarding the Plan shall be afforded to any committee or person that is not "disinterested" as that term is used in Rule 16b-3.

         14. Designation of Beneficiary.

            (a) A Participant may file a written designation of a beneficiary who is to receive any shares of Common Stock and cash, if any, from the Participant's account under the Plan in the event of such Participant's death subsequent to an Exercise Date on which the option is exercised but prior to delivery to such Participant of such shares or cash. In addition, a Participant may file a written designation of a beneficiary who is to receive any cash from the Participant's payroll deduction account under the Plan in the event of such Participant's death prior to exercise of the option.

            (b) Such designation of beneficiary may be changed by the Participant at any time by written notice. In the event of the death of a Participant and in the absence of a beneficiary validly designated under the Plan who is living at the time of such Participant's death, the Company shall deliver such shares or cash to the executor or administrator of the estate of the Participant.

         15. Transferability. Neither payroll deductions credited to a Participant's payroll deduction account nor any rights with regard to the exercise of an option or to receive shares under the Plan may be assigned, transferred, pledged or otherwise disposed of in any way (other than by will, the laws of descent and distribution or as provided in Section 14 hereof) by the Participant. Any such attempt at assignment, transfer, pledge or other disposition shall be without effect, except that the Company may treat such act as an election to withdraw funds from an Offering Period in accordance with
Section 10 hereof.

         16. Use of Funds. All payroll deductions held by the Company may be used for any corporate purposes of the Company and the Company shall not be obligated to segregate such payroll deductions unless the Committee specifically provides, with respect to any Offering Period, that payroll deductions shall be segregated from the general funds of the Company.

         17. Reports. Individual payroll deduction accounts will be maintained for each Participant in the Plan. Statements of payroll deduction accounts will be given to all Participants at least annually, within such time as the Committee may reasonably determine, which statements will set forth the Purchase Price, the number of shares purchased and the remaining cash balance, if any, in such Participant's payroll deduction account.

         18. Adjustments Upon Changes in Capitalization.

            (a) Changes in Capitalization. Subject to any required action by the stockholders of the Company, the Reserves as well as the price per share of Common Stock covered by each option under the Plan which has not yet been exercised shall be proportionately adjusted for an increase or decrease in the number of issued shares of Common Stock resulting from a stock split, reverse stock split, stock dividend, distribution, recapitalization, combination or reclassification of the Common Stock, or any other increase or decrease in the number of shares of Common Stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Such adjustment shall be made by the Committee, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to an option.

            (b) Dissolution or Liquidation. In the event of the proposed dissolution or liquidation of the Company, the Offering Period will terminate immediately prior to the consummation of such proposed action, unless otherwise determined by the Committee, in the Committee's sole discretion.

            (c) Merger or Asset Sale. In the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, each option under the Plan shall be assumed or an equivalent option shall be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless the Committee determines, in the exercise of its sole discretion and in lieu of such assumption or substitution, to shorten the Offering Period then in progress by setting a new Exercise Date (the "New Exercise Date"). If the Committee shortens the Offering Period then in progress in lieu of assumption or substitution in the event of a merger or sale of assets, the Committee shall notify each Participant in writing, at least ten (10) business days prior to the New Exercise Date, that the Exercise Date for such Participant's option has been changed to the New Exercise Date and that such Participant's option will be exercised automatically on the New Exercise Date, unless prior to such date such Participant has withdrawn from the Offering Period as provided in Section 10 hereof. For purposes of this paragraph, an option granted under the Plan shall be deemed to be assumed if, following the sale of assets or merger, the option confers the right to purchase, for each share of option stock subject to the option immediately prior to the sale of assets or merger, the consideration (whether stock, cash or other securities or property) received in the sale of assets or merger by holders of Common Stock for each share of Common Stock held on the effective date of the transaction (and if such holders were offered a choice of consideration, the type of consideration chosen by the holders of a majority of the outstanding shares of Common Stock); provided, however, that if such consideration received in the sale of assets or merger was not solely common stock of the successor corporation or its parent (as defined in Section 424(e) of the Code), the Committee may, with the consent of the successor corporation and the Participant, provide for the consideration to be received upon exercise of the option to be solely common stock of the successor corporation or its parent equal in fair market value to the per share consideration received by holders of Common Stock in the sale of assets or merger.

            The Committee may, if it so determines in the exercise of its sole discretion, also make provision for adjusting the Reserves, as well as the price per share of Common Stock covered by each outstanding option, in the event the Company effects one or more reorganizations, recapitalizations, rights offerings or other increases or reductions of shares of its outstanding Common Stock, and in the event of the Company being consolidated with or merged into any other corporation.

         19. Amendment or Termination.

            (a) The Board may at any time and for any reason terminate or amend the Plan. Except as provided in Section 18 hereof, no such termination may adversely affect options previously granted; provided, however, that an Offering Period may be terminated by the Board on any Exercise Date if the Board determines that the termination of the Plan is in the best interests of the Company and its stockholders. Except as provided in Section 18 hereof, no amendment may make any change in any option theretofore granted which materially adversely affects the rights of any Participant without such Participant's prior written consent. To the extent necessary to comply with Rule 16b-3 or Section 423 of the Code (or any successor rule or provision or any other applicable law or regulation), the Company shall obtain stockholder's approval in such a manner and to such a degree as required. In furtherance of the foregoing, no amendment shall be made without stockholder approval which would (i) increase the total number of shares to be offered under the Plan pursuant to Section 12 (other than any increase due to changes in capitalization described in Section 18) or (ii) provide for participation in the Plan by individuals who are not employed by the Company or any Subsidiary.

            (b) Without stockholder consent and without regard to whether any Participant's rights may be considered to have been "adversely affected," the Committee shall be entitled to change the Offering Periods, limit the frequency or number of changes in the amount withheld during an Offering Period, permit payroll withholding in excess of the amount designated by a Participant in order to adjust for delays or mistakes in the Company's processing of properly completed withholding elections, establish reasonable waiting and adjustment periods or accounting and crediting procedures to ensure that amounts applied toward the purchase of Common Stock for each Participant properly correspond with amounts withheld from the Participant's Compensation, and establish such other limitations or procedures as the Committee finds, in its sole discretion, advisable and consistent with the Plan.

         20. Notices. All notices or other communications by a Participant to the Company under or in connection with the Plan shall be deemed to have been duly given when received in the form specified by the Company at the location, or by the person, designated by the Company for the receipt thereof.

         21. Conditions Upon Issuance of Shares. Shares shall not be issued with respect to an option unless the exercise of such option and the issuance and delivery of such shares pursuant thereto shall comply with all applicable provisions of law, domestic or foreign, including, without limitation, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations promulgated thereunder and the requirements of any stock exchange upon which the shares of Common Stock may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

            As a condition to the exercise of an option, the Company may require the person exercising such option to represent and warrant at the time of any such exercise that the shares of Common Stock are being purchased only for investment and without any present intention to sell or distribute such shares if, in the opinion of counsel for the Company, such a representation is required by any of the aforementioned applicable provisions of law.

         22. Term of Plan. Subject to the approval of the stockholders of the Company at the Company's 1998 annual meeting of its stockholders, the Plan shall be effective as of a date determined by the Board on or after the Plan's adoption by the Board; provided, however, that to the extent that rights are granted under the Plan prior to its approval by stockholders of the Company at the 1998 annual meeting, such grants shall be contingent upon approval of the Plan by the stockholders of the Company. The Plan shall continue in effect for a term of ten (10) years after its adoption, unless sooner terminated under
Section 19 hereof.

         23. Additional Restrictions of Rule 16b-3. The terms and conditions of options granted hereunder to, and the purchase of shares by Insiders shall comply with the applicable provisions of Rule 16b-3. This Plan shall be deemed to contain, and such options shall contain, and the shares issued upon exercise thereof shall be subject to, such additional conditions and restrictions as may be required by Rule 16b-3 to qualify for the maximum exemption from Section 16 of the Exchange Act with respect to Plan transactions.

         24. Liability and Indemnification of Committee. No member or authorized delegate of the Committee shall be liable to any person for any action taken or omitted in connection with the administration of the Plan unless attributable to his own fraud or willful misconduct; nor shall the Company or any Subsidiary be liable to any person for any such action unless attributable to fraud or willful misconduct on the part of a director or employee of the Company, acting in such capacity, or any Subsidiary. The Committee, the individual members thereof, and persons acting as the authorized delegates of the Committee under the Plan, shall be indemnified by the Company, to the fullest extent permitted by law, against any and all liabilities, losses, costs and expenses (including reasonable legal fees and expenses) of whatsoever kind and nature which may be imposed on, incurred by or asserted against the Committee or its members or authorized delegates by reason of the performance of a Committee function if the Committee or its members or authorized delegates did not act dishonestly or in willful violation of the laws or regulations under which such liability, loss, cost or expense arises. This indemnification shall not duplicate but may supplement any coverage available under any applicable insurance.

         25. No Right of Employment. Nothing contained herein shall confer upon an Eligible Employee any right to be retained in the service of the Company or its Designated Subsidiaries, nor shall it interfere with the right of the Company or its Designated Subsidiaries to discharge or otherwise deal with an Eligible Employee without regard to the existence of this Plan.

         26. Construction. All section headings herein have been inserted for convenience of reference only and in no way modify, restrict, or affect the meaning or interpretation of any of the terms or provisions of this Plan. Whenever used herein, and to the extent appropriate, the masculine, feminine or neuter gender shall include the plural and the plural shall include the singular.

         27. No Strict Construction. No rule of strict construction shall be applied against the Company, the Committee or any other person in the interpretation of any of the terms of this Plan, or any rule or procedure established by the Committee.

         28. Choice of Law. This Plan and all documents contemplated hereby, and all remedies in connection therewith and all questions or transactions relating thereto, shall be construed in accordance with and governed by the internal laws of the State of Delaware.



                              *   *   *   *   *

                   EXHIBIT A - FORM OF SUBSCRIPTION AGREEMENT


                          COINMACH LAUNDRY CORPORATION

                          EMPLOYEE STOCK PURCHASE PLAN

                             SUBSCRIPTION AGREEMENT


_____    Original Application                 Enrollment Date:_________________

_____    Change in Payroll Deduction Rate

_____    Change of Beneficiary (ies)

1.       I,   __________________________________________,    hereby   elect   to
         participate in the Coinmach Laundry Corporation (the "Company") 1998 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") and subscribe to purchase shares of the Company's Common Stock in accordance with this Subscription Agreement and the Employee Stock Purchase Plan.

2. I hereby authorize payroll deductions from each paycheck in an amount equal to ____% of my compensation on each payday (from 1% to 10%) (no fractional percentages are permitted) during the Offering Period1/ in accordance with the Employee Stock Purchase Plan. I understand that:

                  a. I may not make additional payments into my payroll deduction account;

                  b. no interest will be credited on funds held in my payroll deduction account at any time for any reason;

                  c. I may increase or decrease the payroll deductions from my account by filing a new Subscription Agreement with the Company, however, such increase or decrease will take effect during the next succeeding Offering Period provided it has been received by the Company at least fifteen (15) days prior to the beginning of the next succeeding Offering Period; and

                  d. a maximum of $25,000 in total payroll deductions will be made in any one calendar year. All payroll deductions will cease once $25,000 has been deducted in any one calendar year, however, payroll deductions will recommence at the beginning of the first Offering Period in the succeeding calendar year unless I submit a Notice of Withdrawal to the Company.

3. I understand that my payroll deductions shall be accumulated for the purchase of shares of Common Stock at the applicable Purchase Price determined in accordance with the Employee Stock Purchase Plan. I understand that if I do not withdraw from an Offering Period, my

----------
1/ Capitalized terms used herein and not defined in this Subscription Agreement shall have the meaning ascribed to such terms in the Employee Stock Purchase Plan.

                ----------------------------------------------
                    BE SURE TO SIGN AND DATE THIS AGREEMENT.
                      PLEASE KEEP A COPY FOR YOUR RECORDS.

COINMACH LAUNDRY CORPORATION

         accumulated payroll deductions will be used to automatically purchase shares on the Exercise Date.

4. I understand that I may withdraw from the Plan at any time prior to the last business day of an Offering Period by filing a Notice of Withdrawal with the Company. If I withdraw from the Plan, I must withdraw all the payroll deductions credited to my account and not yet used to purchase shares under the Plan.

5. I have received a copy of the Employee Stock Purchase Plan. I understand that my participation in the Employee Stock Purchase Plan is in all respects subject to the terms of the Plan.

6. Shares purchased for me under the Employee Stock Purchase Plan should be issued in the name(s) of (Employee or Employee and Spouse only):

         _________________________________________________________

         _________________________________________________________


7. I understand that if I dispose of any shares received by me pursuant to the Plan within 2 years after the Enrollment Date (the first day of the Offering Period during which I purchased such shares) or one year after the Exercise Date, I will be treated for federal income tax purposes as having received ordinary income at the time of such disposition in an amount equal to the excess of the fair market value of the shares at the time such shares were purchased by me over the price which I paid for the shares. I hereby agree to notify the Company in writing within 30 days after the date of any disposition of my shares, and I will make adequate provision for Federal, state or other tax withholding obligations, if any, which arise upon the disposition of the Common Stock. The Company may, but will not be obligated to, withhold from my compensation the amount necessary to meet any applicable withholding obligation, including any withholding necessary to make available to the Company any tax deductions or benefits attributable to sale or early disposition of Common Stock by me. If I dispose of such shares at any time after the expiration of the 2-year and 1-year holding periods, I understand that I will be treated for federal income tax purposes as having received income only at the time of such disposition, and that such income will be taxed as ordinary income only to the extent of any amount equal to the lesser of (1) the excess of the fair market value of the shares at the time of such disposition over the Purchase Price which I paid for the shares, or (2) the excess of the fair market value of the shares on the first day of the Offering Period over the purchase price which I paid for the shares. The remainder of the gain, if any, recognized on such disposition will be taxed as capital gain.

8. I hereby agree to be bound by the terms of the Employee Stock Purchase Plan. The effectiveness of this Subscription Agreement is dependent upon my eligibility to participate in the Employee Stock Purchase Plan.

9. In the event of my death, I hereby designate the following as my beneficiary (ies) to receive all payments and shares due me under the Employee Stock Purchase Plan:


                ----------------------------------------------
                    BE SURE TO SIGN AND DATE THIS AGREEMENT.
                      PLEASE KEEP A COPY FOR YOUR RECORDS.

COINMACH LAUNDRY CORPORATION

NAME OF BENEFICIARY FOR SHARES OF COMMON STOCK
(Please print)

------------------------------------------------   ----------------------------
First                      Middle   Last           Relationship


-------------------------------------------------------------------------------
Address (street, city, state, zip)


------------------------------------------------
Social Security Number of Beneficiary


NAME OF BENEFICIARY FOR BALANCE OF PAYROLL DEDUCTION ACCOUNT
(If different from beneficiary for shares of Common Stock)
(Please print)

------------------------------------------------   ----------------------------
First                      Middle   Last           Relationship


-------------------------------------------------------------------------------
Address (street, city, state, zip)


------------------------------------------------
Social Security Number of Beneficiary



--------------------------------------------------------------------------------
I UNDERSTAND THAT THIS SUBSCRIPTION  AGREEMENT SHALL REMAIN IN EFFECT
THROUGHOUT SUCCESSIVE OFFERING PERIODS UNLESS TERMINATED BY ME.

Dated:_____________________         ___________________________________________
                                    Signature of Employee

                                    ___________________________________________
                                    Social Security Number of  Employee

                                    ___________________________________________
                                    Spouse's Signature
                                    (If beneficiary other than spouse)

Employee's Address:                 ___________________________________________


                                    ___________________________________________

       Mail this Subscription Agreement to: Coinmach Laundry Corporation, Employee Benefits Department, 10405-H Granite Street, Charlotte, NC 28273,
        or fax it to the Employee Benefits Department at (704) 587-0723.


                ----------------------------------------------
                    BE SURE TO SIGN AND DATE THIS AGREEMENT.
                      PLEASE KEEP A COPY FOR YOUR RECORDS.

                    EXHIBIT B - FORM OF NOTICE OF WITHDRAWAL


                                             =================================
     COINMACH LAUNDRY                        Coinmach Laundry Corporation
       CORPORATION                           1998 Employee Stock Purchase Plan
                                             Notice of Withdrawal
                                             =================================


         The undersigned Participant in the Offering Period of the Coinmach Laundry Corporation 1998 Employee Stock Purchase Plan (the "Plan") which began on _______________________ (fill in date on which the Offering Period you are withdrawing from began) (the "Enrollment Date") hereby notifies the Company that he or she hereby withdraws from the Offering Period. The undersigned hereby directs the Company to pay to the undersigned as promptly as practicable, all the payroll deductions credited to his or her account with respect to such Offering Period. The undersigned understands and agrees that his or her option for such Offering Period will be automatically terminated. The undersigned understands further, that no further payroll deductions will be made for the purchase of shares in the current Offering Period, and the undersigned shall thereafter be eligible to participate in succeeding Offering Periods only by delivering to the Company a new Subscription Agreement at least fifteen (15) days prior to the Enrollment Date for such succeeding Offering Periods.


             Name and Address of Participant:

             ___________________________________________________________

             ___________________________________________________________

             ___________________________________________________________


             Social Security Number of Participant:_____________________

             Signature:  _______________________________________________

             Date:  ____________________________________________________

                                PROMISSORY NOTE


$250,000.00                                                 May 5, 1999


         For value received, Mitchell Blatt ("Maker") promises to pay to the order of Coinmach Corporation, a Delaware corporation (the "Company"), at its offices in Roslyn, New York, or such other place as designated in writing by the holder hereof, the aggregate principal sum of $250,000.00. Maker will pay the aggregate principal sum in one payment of $250,000.00 on or prior to the third anniversary date of the date hereof (or, if such date is not a business day, the next succeeding business day) and, on such date, Maker will pay interest accrued through such date at the rate specified below.

         Interest will accrue on the outstanding principal amount of this Note at the rate of 8% per annum and shall be payable at such time as the principal of this Note becomes due and payable.

         The amounts due under this Note are secured by a pledge of all of the Class A common stock, par value $.01 per share, held by Maker.

         In the event Maker fails to pay any amounts due hereunder when due, Maker shall pay to the holder hereof, in addition to such amounts due, all costs of collection, including reasonable attorneys fees and disbursements.

         Maker, or his successors and assigns, hereby waives diligence, presentment, protest and demand and notice of protest, demand, dishonor and nonpayment of this Note, and expressly agrees that this Note, or any payment hereunder, may be extended from time to time and that the holder hereof may accept security for this Note or release security for this Note, all without in any way affecting the liability of the Maker hereunder.

         This Note shall be governed by the internal laws, not the laws of conflicts, of the State of New York.




                                           Mitchell Blatt