Form 10-Q
period 1999-09-30
COINMACH LAUNDRY CORP
filed 1999-11-12
CIK 1013021

COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

{ X }    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the period ended September 30, 1999

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

As of the close of business on November 12, 1999, Coinmach Laundry Corporation had outstanding 12,931,869 shares of Class A common stock, par value $.01 per share (the "Common Stock"), and 240,324 shares of non-voting Class B Common Stock, par value $.01 per share (the "Non-Voting Common Stock").

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.

Financial Information                                                   Page No.

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets-
         September 30, 1999 (Unaudited) and March 31, 1999                    3

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three and Six Months Ended September 30, 1999 and 1998               4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Six Months Ended September 30, 1999 and 1998                         5

         Notes to Condensed Consolidated Financial Statements (Unaudited)   6-7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8-13


PART II.

Other Information

Item 1. Legal Proceedings                                                    14

Item 2. Changes in Securities                                                14

Item 3. Defaults Upon Senior Securities                                      14

Item 4. Submission of Matters to a Vote of Security Holders                  14

Item 5. Other Information                                                    14

Item 6. Exhibits and Reports on Form 8-K                                     15

Signature Page                                                               16

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                           September 30, 1999             March 31, 19991
                                                           ------------------             --------------
                                                              (Unaudited)
ASSETS:
Cash and cash equivalents                                      $  25,893                    $  26,515
Receivables, net                                                   9,231                        8,107
Inventories                                                       18,375                       16,328
Prepaid expenses                                                   6,853                        6,552
Advance location payments                                         79,423                       79,705
Land, property and equipment, net of accumulated
  depreciation of $150,956 and $123,337                          230,341                      223,610
Contract rights, net of accumulated amortization of
  $86,536 and $70,602                                            399,275                      413,014
Goodwill, net of accumulated amortization of $24,285
  and $20,318                                                    105,192                      109,025
Other assets                                                      17,225                       18,440
                                                                --------                   ---------
Total assets                                                    $891,808                     $901,296
                                                                ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable                                                $ 22,703                     $ 20,478
Accrued rental payments                                           28,624                       26,888
Accrued interest                                                  16,424                       15,516
Other accrued expenses                                            13,519                       13,366
Deferred income taxes                                             78,248                       81,494
11 3/4% Senior Notes                                             296,655                      296,655
Premium on 11 3/4% Senior Notes, net                               7,406                        8,023
Credit facility indebtedness                                     380,564                      384,003
Other long-term debt                                               6,508                        6,833

Stockholders' equity:
  Common stock and capital in excess of par value                104,718                      104,363
  Receivables from management                                       (190)                        (219)
  Accumulated deficit                                            (63,371)                     (56,104)
                                                                 --------                     -------
Total stockholders' equity                                        41,157                       48,040
                                                                  ------                      -------
Total liabilities and stockholders' equity                      $891,808                     $901,296
                                                                ========                     ========


See accompanying notes.

------
1. The March 31, 1999 balance sheet has been derived from the audited consolidated financial statements as of that date.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (In thousands of dollars, except per share data)


                                                         Three Months Ended                             Six Months Ended
                                                         ------------------                             ----------------
                                               September 30,           September 30,           September 30,         September 30,
                                                    1999                    1998                   1999                   1998
                                             ------------------     --------------------     -----------------     ---------------

REVENUES                                            $130,060                 $124,975              $263,598               $242,909
COSTS AND EXPENSES:

         Laundry operating expenses                   86,282                   82,155               173,493                159,723
         General and administrative
           expenses                                    2,067                    1,984                 4,146                  3,981
         Depreciation and amortization                30,630                   28,250                60,566                 55,093
         Stock-based compensation
           charge                                        187                      397                   346                    618
                                                     -------                 --------              --------               --------
                                                     119,166                  112,786               238,551                219,415
                                                     -------                 --------              --------               --------

OPERATING INCOME                                      10,894                   12,189                25,047                 23,494

INTEREST EXPENSE, NET                                 16,849                   16,867                33,589                 32,434
                                                     -------                  -------                ------                -------
LOSS BEFORE INCOME TAXES                              (5,955)                  (4,678)               (8,542)                (8,940)
                                                     -------                  -------                -------               -------
PROVISION (BENEFIT) FOR
INCOME TAXES:

         Currently payable                               872                      139                 2,011                    246
         Deferred                                     (1,994)                  (1,222)               (3,286)                (2,477)
                                                      -------                 -------                -------               -------
                                                      (1,122)                  (1,083)               (1,275)                (2,231)
                                                      -------                --------                -------               -------

NET LOSS                                             $(4,833)                $ (3,595)              $(7,267)              $ (6,709)
                                                      -------                 -------               -------               --------
BASIC AND DILUTED LOSS                               $  (.37)                $   (.27)              $  (.55)              $   (.51)
                                                     =======                 ========               =======               ========
PER SHARE
WEIGHTED AVERAGE SHARES
OUTSTANDING:
         Common Shares                            13,167,831               13,167,783            13,167,807             13,167,783

See accompanying notes.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                                                              Six Months Ended
                                                                                    ----------------------------------
                                                                                    September 30,        September 30,
                                                                                         1999                 1998
                                                                                    -------------         ------------
OPERATING ACTIVITIES:
         Net loss                                                                     $   (7,267)           $   (6,709)
         Adjustments to reconcile net loss to net cash
               provided by operating activities:
             Depreciation                                                                 27,629                25,210
             Amortization of advance location payments                                    12,166                 9,919
             Amortization of intangibles                                                  20,771                19,964
             Deferred income taxes                                                        (3,286)               (2,477)
             Amortization of premium on 11 3/4% Senior Notes                                (617)                 (617)
             Amortization of debt discount and deferred issue costs                          916                   808
             Stock-based compensation                                                        346                   618

         Change in operating assets and liabilities, net of businesses acquired:
             Other assets                                                                   (353)                 (664)
             Receivables, net                                                             (1,124)                   90
             Inventories and prepaid expenses                                             (2,348)                 (920)
             Accounts payable                                                              2,226                   365
             Accrued interest, net                                                           908                   310
             Other accrued expenses, net                                                    (696)                2,478
                                                                                       ---------             ---------
         Net cash provided by operating activities                                        49,271                48,375
                                                                                       ---------             ---------

INVESTING ACTIVITIES:
         Additions to property and equipment                                             (34,402)              (32,842)
         Advance location payments to location owners                                    (10,421)              (10,229)
         Additions to net assets related to acquisitions of businesses                    -                    (86,123)
                                                                                       ---------             ----------
         Net cash used in investing activities                                           (44,823)             (129,194)
                                                                                       ---------             ---------

FINANCING ACTIVITIES:
         Net (repayments) proceeds of credit facility borrowings                          (3,439)               85,594
         Net repayments of bank and other borrowings                                        (196)                 (967)
         Principal payments on capitalized lease obligations                              (1,472)               (1,227)
         Deferred debt issue costs                                                            -                   (227)
         Proceeds from issuance of stock for employee stock option
           plan                                                                               37                    -
                                                                                       ---------               --------
             Net cash (used in) provided by financing activities                          (5,070)               83,173
                                                                                       ---------              --------
             Net (decrease) increase in cash and cash equivalents                           (622)                2,354

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            26,515                22,456
                                                                                       ---------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $25,893               $24,810
                                                                                         =======               =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
         Interest paid                                                                  $ 32,472             $  32,682
                                                                                         =======              ========
         Income taxes paid                                                              $  1,947             $    259
                                                                                        ========             =========

NON-CASH FINANCING ACTIVITIES:
         Acquisition of fixed assets through capital leases                             $  1,593             $     915
                                                                                        ========             =========

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Description of Business

         Coinmach Laundry Corporation ("Coinmach Laundry"), a Delaware corporation, through its wholly-owned subsidiaries (collectively, the "Company"), including Coinmach Corporation ("Coinmach"), is the leading supplier of outsourced laundry services for multi-family housing properties in the United States. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment and collecting revenues generated from laundry machines. The Company owns and operates approximately 781,000 washers and dryers (hereinafter referred to as "laundry machines" or "machines") in approximately 75,000 locations on routes located throughout the United States and in 172 retail laundromats located throughout Texas and Arizona. The Company also leases laundry machines and other household appliances to corporate relocation entities, property owners,  managers of  multi-family  housing  properties and  individuals.  Super
Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of Coinmach, is a laundromat equipment distribution company.


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

         These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Coinmach Laundry's Annual Report on Form 10-K for its fiscal year ended March 31, 1999.


3.  Loss per Share

         Basic and diluted loss per share for each of the three and six month periods ended September 30, 1999 were calculated based upon the weighted average number of common shares outstanding of 13,167,831 and 13,167,807, respectively. Basic and diluted loss per share for each of the three and six month periods ended September 30, 1998 were calculated based upon the weighted average number of common shares outstanding of 13,167,783. Conversion of common equivalent shares (stock options) was not assumed since the results would have been antidilutive.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)


4.  Debt

         At September 30, 1999, the Company had  outstanding  debt consisting of
(a) approximately $296.7 million of Coinmach's 11 3/4% Senior Notes due 2005 (the "Senior Notes"), (b) approximately $270.3 million of term loans, and (c) approximately $110.3 million under a revolving line of credit. The above mentioned term loans and revolving line of credit represent indebtedness pursuant to the Company's existing credit facility (as amended and restated, the "Amended and Restated Credit Facility"), which is secured by all of the Company's real and personal property. Under the Amended and Restated Credit Facility, the Company has pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default and customary representations, warranties and agreements, the Amended and Restated Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances, transactions with affiliates and the Company's ability to pay dividends. Also, the indenture governing the Senior Notes contains restrictive covenants that similarly limit Coinmach's ability to, among other things, incur debt, pay dividends or make other distributions, make investments, create liens, enter into transactions with affiliates, and sell assets.


5.  Employee Stock Purchase Plan

         On August 2, 1999, the Company commenced the first offering period under its Employee Stock Purchase Plan (the "Plan"). Subject to the terms and conditions of the Plan, all eligible employees who elect to participate in the Plan are entitled to purchase shares of Common Stock. Each share of Common Stock purchased by eligible employees under the Plan shall be purchased at a fifteen percent (15%) discount to the fair market value of one share of Common Stock as determined pursuant to the Plan through consecutive offering periods until May 3, 2008 or such earlier date that the Plan is terminated. A maximum of 1,000,000 shares of Common Stock shall be available for purchase under the Plan. The shares of Common Stock sold to participants under the Plan may be authorized and unissued Common Stock or previously issued shares acquired by the Company and held in its treasury. Proceeds are withheld from employees' payroll deductions and shares are sold on the last day of each quarter. The Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of the Company's management as of the date of this report and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. Should these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's future performance and actual results of operations may differ materially from those expected or intended.

General
-------

         The Company is principally engaged in the business of supplying outsourced laundry services for multi-family housing properties. At September 30, 1999, the Company owned and operated approximately 781,000 washers and dryers in approximately 75,000 locations on routes throughout the United States and in 172 retail laundromats located throughout Texas and Arizona. The Company, through Super Laundry, its wholly-owned subsidiary, is also a laundromat equipment distribution company. Additionally, the Company leases laundry machines and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals.

         The Company's primary financial objective is to increase its cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness and for investment in both internal growth and growth through acquisitions. The Company has experienced net losses during the past three fiscal years. Such net losses are attributable in part to significant non-cash charges associated with the Company's execution of its acquisition-related growth strategy, namely, high levels of amortization of contract rights and goodwill related to the addition of new machines and customers through acquisitions accounted for under the purchase method of accounting.

         The Company's most significant revenue source is its route business, accounting for more than 85% of its revenue. The Company provides outsourced laundry services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. Also included in laundry operating expenses are the costs of machine maintenance and revenue collection in the route business, including payroll, parts, insurance and other related expenses, the cost of sales associated with the equipment distribution business and certain expenses related to the operation of retail laundromats. In addition to commission payments, many of the Company's leases require the Company to make advance location payments to the location owners. These advance payments are capitalized and amortized over the life of the applicable lease.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


General (continued)
-------

         Other  revenue  sources  for  the  Company  include:  (i)  constructing complete turnkey retail laundromats, retrofitting retail laundromats, distributing exclusive lines of commercial coin and non- coin operated machines and parts, and selling service contracts (approximately $19.6 million for the six months ended September 30, 1999 and $14.5 million for the six months ended September 30, 1998); (ii) operating, maintaining and servicing retail laundromats (approximately $10.2 million for the six months ended September 30, 1999 and $9.4 million for the six months ended September 30, 1998); and (iii) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals (approximately $6.7 million for the six months ended September 30, 1999 and $5.2 million for the six months ended September 30,
1998).

Results of Operations
---------------------

         The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1999.

Comparison of the three and six month periods ended September 30, 1999 and September 30, 1998
---------------------------------------------------------------------------

         Revenues increased by approximately $5.1 million or 4% for the three month period ended September 30, 1999, as compared to the prior year's corresponding period. Revenues increased by approximately $20.7 million or 9% for the six month period ended September 30, 1999, as compared to the prior year's corresponding period. These improvements in revenues resulted primarily from the Company's execution of its acquisition strategy and increased route revenues resulting from internal expansion. Based on the historical revenues of acquired businesses, the Company estimates that approximately $8.7 million of its revenue increase for the current six-month period is primarily due to the acquisition of Cleanco, Inc. and certain of its affiliates in May 1998 and the acquisition of Gordon & Thomas Companies, Inc. in June 1998. In addition, during the current six-month period, the Company's installed machine based increased by approximately 16,000 machines from internal growth as compared to an increase of approximately 15,600 machines during the prior year's corresponding period. Included in internal growth are acquisitions of small, local route operators and new customers secured by the Company's sales force.

         Laundry operating expenses increased by approximately 5% and 9% for the three and six month periods ended September 30, 1999 as compared to the prior year's corresponding periods. This increase was due primarily to an increase in commission expense related to the improvements in revenues. As a percentage of revenues, laundry operating expenses have remained relatively consistent at approximately 66% for each of the three and six month periods ended September 30, 1999 and September 30, 1998.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
--------------------

         General and administrative expenses increased slightly for the three and six month periods ended September 30, 1999, as compared to the prior year's corresponding periods. However, as a percentage of revenues, general and administrative expenses remained constant at approximately 1.6% for each of the three and six month periods ended September 30, 1999 and September 30, 1998.

         Depreciation and amortization increased by approximately 8% and 10% for the three and six month periods ended September 30, 1999, as compared to the prior year's corresponding periods, due primarily to contract rights and goodwill associated with the above-mentioned acquisitions, as well as a related increase in capital expenditures with respect to the Company's installed base of machines.

         Operating income margins were approximately 8.4% and 9.5% for the three and six month periods ended September 30, 1999, as compared to approximately 9.8% and 9.7% for the three and six month periods ended September 30, 1998. This change was primarily due to increases in depreciation expense noted above.

         Interest expense, net, for the three month period ended September 30, 1999, remained relatively consistent with the prior year's corresponding period. Interest expense, net, increased by approximately 4% for the six month period ended September 30, 1999, as compared to the prior year's corresponding period, due primarily to increased borrowing levels under the Amended and Restated Credit Facility in connection with certain acquisitions mentioned above.

         The effective tax benefit rate decreased to approximately 15% for the six month period ended September 30, 1999 from approximately 25% for the prior year's corresponding period. The lower effective tax benefit rate is the result of the greater impact that non-deductible amortization, which has remained constant, has when added back to losses before income taxes, which are lower than in corresponding periods.

         EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization) before deduction for stock-based compensation charges was approximately $86.0 million for the six months ended September 30, 1999, as compared to approximately $79.2 million for the corresponding period in 1998, representing an improvement of approximately 9%. This increase was primarily the result of increased revenues, as discussed above. EBITDA margins remained consistent at approximately 32.6% for both the six months ended September 30, 1999 and September 30, 1998. EBITDA is used by certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital expenditure requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)



Liquidity and Capital Resources
-------------------------------

         The Company continues to have substantial indebtedness and debt service requirements. At September 30, 1999, the Company had outstanding long-term debt (excluding the unamortized premium on the Senior Notes in an amount of approximately $7.4 million) of approximately $683.7 million and stockholders' equity of approximately $41.2 million.

         The Company's level of indebtedness will have several important effects on its future operations, including, but not limited to, the following: (a) a significant portion of the Company's cash flow from operations will be required to pay interest on its indebtedness; (b) the restrictive covenants contained in certain of the agreements governing the Company's indebtedness will require the Company to meet certain financial tests and may limit its ability to borrow additional funds or to dispose of assets; (c) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (d) the Company's ability to adapt to changes in the outsourced laundry services industry and to economic conditions in general will be limited.

         As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewal and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the six months ended September 30, 1999 were approximately $44.8 million. Of such amount, the Company spent approximately $13.9 million related to the net increase in the installed base of machines of approximately 16,000 machines. The balance of approximately $30.9 million (which consists of machine expenditures, advance location payments and laundry room improvements) was used to maintain the existing machine base in current locations, to replace discontinued locations and for general corporate purposes. The full impact on revenues and cash flow generated from capital expended on acquisitions and the net increase in the installed base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

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

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
-------------------------------

         Management believes that the Company's future operating activities will generate sufficient cash flow to repay indebtedness outstanding under the Senior Notes and borrowings under the Amended and Restated Credit Facility or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions under the Amended and Restated Credit Facility or under the indenture governing the Senior Notes, in either case could result in an acceleration of all amounts due thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the Amended and Restated Credit Facility or the indenture governing the Senior Notes.

         The Company's depreciation and amortization expenses (aggregating approximately $60.6 million for the six months ended September 30, 1999) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights," which costs are amortized over a period of 15 years.

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

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


Year 2000 Compliance
--------------------

         The "year 2000" or "Y2K" problem is the result of computer programs being written using two digits rather than four to define the applicable year. As a consequence, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company's comprehensive year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported.

         During the 1999 Fiscal Year, the Company assessed the year 2000 readiness of its information technology ("IT") and non-IT systems. The Company determined that it needed to modify significant portions of its IT systems so that such systems would function properly with respect to dates in the year 2000 and beyond. The Company has substantially completed its IT systems transformation and is currently verifying the year 2000 compliance of these systems.

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

         While the Company believes its planning efforts are adequate to address the year 2000 issue, there can be no guarantee that its computer systems or the computer systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the operations of the Company. The cost of the year 2000 initiative has not been material to the Company's results of operations, financial condition or cash flows and is not expected to be material in the foreseeable future.

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


ITEM 5.           Other Information

                  None

                  COINMACH LAUNDRY CORPORATION AND SUBSIDIARIES


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3.1 Fourth Amended and Restated Certificate of Incorporation of Coinmach Laundry (incorporated by reference from Exhibit 3.5 to Coinmach Laundry's Form 10-Q for the quarterly period ended September 30, 1998, file number 1-11907)


                  3.2 Third Amended and Restated Bylaws of Coinmach Laundry (incorporated by reference from Exhibit 3.1 to Coinmach Laundry's Form 10-Q for the quarterly period ended September 27, 1996, file number 1-11907)

                  3.3 Certificate of Powers, Designations, Preferences and Relative Participating, Optional and other Special Rights of Series A Preferred Stock and Qualifications, Limitations and Restrictions thereof (incorporated by reference from exhibit 3.2 to Coinmach Laundry's Form 10-Q for the quarterly period ended June 28, 1996, file number
                           1-11907)

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


                               COINMACH LAUNDRY CORPORATION

Date: November 12, 1999        /s/    ROBERT M. DOYLE
                               -------------------------------
                               Robert M. Doyle
                               Senior Vice President and Chief Financial Officer
                               (On behalf of registrant and as Principal
                               Financial Officer)