Form 10-K
period 2000-03-31
COINMACH LAUNDRY CORP
filed 2000-06-29
CIK 1013021

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ____________ to ____________

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [ ]

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of June 28, 2000, the registrant had outstanding 13,184,419 shares of Class A common stock, par value $.01 per share (the "Common Stock"), and no shares of non-voting Class B common stock, par value $.01 per share (the "Non-Voting Common Stock").

        The aggregate market value of Common Stock held by non-affiliates as of June 28, 2000 was approximately $53,963,845, based upon the closing price per share of the Common Stock as reported on The Nasdaq National Market on the close of business on such date. Shares of Common Stock held by each executive officer, director, beneficial owner of more than 5% of the outstanding Common Stock and each stockholder party to that certain Voting Agreement, dated July 23, 1996, have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination is made only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

         UNLESS OTHERWISE EXPRESSLY INDICATED HEREIN, THE DESCRIPTIONS OF THE COMPANY CONTAINED HEREIN ARE AS OF MARCH 31, 2000.

DESCRIPTION OF THE BUSINESS

GENERAL

        Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry" or the "Registrant"), through its wholly-owned subsidiaries (collectively, the "Company"), is the leading supplier of outsourced laundry equipment services for multi-family housing properties in the United States. At March 31, 2000, the Company owned and operated approximately 790,000 washers and dryers (sometimes hereinafter referred to as "laundry machine" or "machines") in approximately 79,000 locations on routes located throughout the United States and in 184 retail laundromats located throughout Texas and Arizona. The Company, through its wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), is also a laundromat equipment distribution company.

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

        As a result of its strategy to acquire route operators that contribute to the Company's core operations, the Company has selectively acquired certain related businesses which expand and diversify the types of services provided by the Company. The Company operates 184 retail laundromats throughout Texas and Arizona and provides laundromat services at all such locations. The Company also leases laundry equipment and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. The Company believes that these non-core businesses, although not material to the Company's operations, provide a platform for expansion and diversification of the Company's services. See "Business - Description of Business - Complementary Operations."

        The Company maintains its headquarters in Roslyn, New York, a corporate office in Charlotte, North Carolina and regional offices throughout the United States through which it conducts operating activities, including sales, service and collections.

BUSINESS STRATEGY

        Commencing with Golder, Thoma, Cressey, Rauner Fund IV L.P.'s ("GTCR Fund IV") acquisition of an interest in the Company in January 1995, an integral component of the Company's business strategy had been growth through a combination of internal growth and selective acquisitions designed to increase the Company's machine base and to achieve economies of scale, increase its operating efficiencies and improve its financial performance. From

January  1995 to June  1998,  the  Company  pursued a strategy  of rapid  growth through acquisitions of local route operators, regional route operators and multi-regional route operators. The Company continued to expand its geographic presence to gain additional regional and multi-regional account opportunities with large multi-family housing property managers and owners. As a result, the Company has become the largest provider of outsourced laundry equipment services in the United States. At the present time, however, the number of significant acquisition opportunities is limited due in part to the Company's successful execution of its acquisition strategy over the past several years. Against this background of limited opportunities for significant acquisitions, and in an effort to preserve capital and reduce its level of indebtedness, the Company has determined to slow its rate of growth by acquisitions; however, the Company may pursue opportunities to acquire additional route businesses within the fragmented outsourced laundry equipment services industry. The Company believes that there are numerous private, family-owned businesses that often lack the financial resources to provide advance location payments, install new equipment, make laundry room improvements or otherwise compete effectively with larger independent operators such as the Company to secure new or existing contracts. Consequently, such independent operators, especially those which are undergoing generational ownership changes, continue to represent potential acquisition opportunities for the Company. The Company evaluates potential acquisitions based on the size of the business (in terms of revenues, cash flow and machine base), the geographic concentration of the business, market penetration, service history, customer relations, existing contract terms and potential operating efficiencies and cost savings. There can be no assurance, however, that the Company will be able to take advantage of these opportunities on commercially reasonable terms, if at all.

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

GROWTH STRATEGY

        The Company's growth strategy has been focused on increasing operating cash flow and profitability through a combination of internal expansion and selective acquisitions. For information about the Company's growth through acquisitions, see "Business, Business Strategy" above.

INTERNAL EXPANSION

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

        Other Growth Opportunities. While management intends to continue its focus on increasing its installed machine base, management believes that its leading market position and its access to over six million housing units provide the Company with additional growth and diversification opportunities. These opportunities include laundry equipment rental as well as other route-based facilities management services. The Company regularly explores strategic alliances with vendors of products complementary to its customer base. There can be no assurance, however, that the Company will be able to take advantage of these opportunities on commercially reasonable terms, if at all.

INDUSTRY

        The outsourced laundry equipment services industry is characterized by stable cash flows generated by long- term, renewable lease contracts with multi-family housing property owners and management companies. The industry remains highly fragmented, with many small, private and family-owned route businesses operating throughout all major metropolitan areas. According to information provided by the Multi-housing Laundry Association, the industry consists of over 280 independent operators. Based upon industry estimates, management believes there are approximately 3.5 million installed machines in multi-family properties throughout the United States, approximately 2.5 million of which have been outsourced to independent operators such as the Company and approximately one million of which continue to be operated by the owners of such locations.

        The industry is highly capital intensive, with the most significant capital costs incurred upon procurement of new leases. Initial costs may include replacing or repairing existing washers and dryers, refurbishing laundry rooms and making advance location payments to secure long-term, renewable leases. After the initial expenditures, ongoing working capital requirements, which consist mainly of providing service and revenue collection, are minimal, since machines typically operate throughout the term of the contract under which they are installed, and variable costs are paid out of revenues collected from the machines.

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

        Location Leasing

        The Company's leases provide the exclusive right to operate and service the installed laundry machines, including repairs, revenue collection and maintenance. The Company typically sets pricing for the use of the machines on location, and the property owner or property manager maintains the premises and provides utilities such as gas, electricity and water.

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

        Management estimates that approximately 90% of its locations are under long-term leases with initial terms of five to ten years. Of the remaining locations not subject to long term leases, the Company believes that it has retained a majority of such customers through long-standing relationships and expects to continue to service such customers. A majority of the Company's leases renew automatically, and the Company has a right of first refusal on termination on approximately 40% of its leases. The Company's automatic renewal clause typically provides that, if the building owner fails to take any action prior to the end of the original lease term or any renewal term, the lease will automatically renew on substantially similar terms. As of March 31, 2000, the Company's leases have an average remaining life to maturity of approximately 47 months (without giving effect to automatic renewals).

        Service

        The Company's employees deliver, install, service and collect revenue from washers and dryers in laundry facilities at its leased locations.

        The Company's Integrated Computer Systems allow for the quick dispatch of service technicians in response to both computer-generated (for preventive maintenance) and customer-generated service calls. On a daily basis, the Company receives and responds to approximately 3,000 service calls. Management estimates that less than 1% of the Company's machines are out of service on any given day. The ability to reduce machine down time, especially during peak usage, enhances revenue and improves the Company's reputation with its customers.

        In a business that emphasizes prompt and efficient service, management believes that the Company's Integrated Computer Systems provide a significant competitive advantage in terms of responding promptly to customer needs. Computer-generated service calls for preventive maintenance are based on previous service history, repeat service call analysis and monitoring of service areas. These operations coordinate the Company's radio-equipped service vehicles and allow the Company to address customer needs quickly and efficiently.

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

        Laundromat Equipment Distribution

        Super Laundry, a wholly-owned subsidiary of Coinmach Corporation ("Coinmach"), is a laundromat equipment distribution company. Super Laundry's business consists of constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. Super Laundry's customers generally enter into sales contracts pursuant to which Super Laundry constructs and equips a complete laundromat operation, including location identification, construction, plumbing, electrical wiring and all required permits.

        Retail Laundromat Operations

        The Company operates 184 retail laundromats located throughout Texas and Arizona. The operation of the retail laundromats involves leasing store locations in desired geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations. The Company is also responsible for maintaining the premises at each retail laundromat and paying for utilities and related expenses.

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

EMPLOYEES

        As of March 31, 2000, the Company employed 2,226 employees (including 355 laundromat attendants in the Company's retail laundromats in Texas and Arizona). In the Northeast region, 129 hourly workers are represented by Local 966, affiliated with the International Brotherhood of Teamsters (the "Union"). Management believes that the Company has maintained a good relationship with the Union employees and has never experienced a work stoppage since its inception.

GENERAL DEVELOPMENT OF BUSINESS

        Coinmach Laundry Corporation was incorporated on March 31, 1995 under the name SAS Acquisitions Inc. in the State of Delaware and is the sole shareholder of all of the common stock of Coinmach, its primary operating subsidiary. In November 1995, The Coinmach Corporation ("TCC"), a Delaware corporation and predecessor to Coinmach Corporation merged (the "Solon Merger") with and into Solon Automated Services, Inc. ("Solon"). In connection with the Solon Merger, SAS Acquisitions Inc. changed its name to Coinmach Laundry Corporation, and Solon, the surviving corporation in the Solon Merger, changed its name to Coinmach Corporation.

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

CREDIT FACILITY AND SENIOR NOTES

        The Company's credit facility (of which Bankers Trust Company and First Union National Bank of North Carolina are the primary lending institutions) provides for an aggregate of $435 million of secured financing consisting of:
(i) a 160 million revolving credit facility bearing interest at an annual rate of LIBOR plus 1.75%; (ii) a $75 million Tranche A term loan facility bearing interest at an annual rate of LIBOR plus 2.25% and (iii) a $200 million Tranche B term loan facility bearing interest at an annual rate of LIBOR plus 2.50%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - FINANCING ACTIVITIES - SENIOR CREDIT FACILITY."

        On March 28, 1996, Coinmach consummated a registered exchange offer, pursuant to which all issued and outstanding 11 3/4% Senior Notes due 2005 were exchanged for Coinmach's Series B 11 3/4% Senior Notes due 2005 (the "Series B Notes"). On October 8, 1997, Coinmach completed a private placement of $100 million aggregate principal amount of its 11 3/4% Series C Senior Notes due 2005 (the "Series C Notes") on substantially identical terms as its Series B Notes. On December 23, 1997, Coinmach commenced a registered exchange offer pursuant to which all issued and outstanding Series B Notes and Series C Notes were exchanged for Coinmach's 11 3/4% Series D Senior Notes due 2005 (the "11 3/4% Senior Notes"). SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - FINANCING ACTIVITIES - SENIOR NOTE OFFERING AND EXCHANGE OFFER."

RECENT DEVELOPMENTS

        On May 12, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with CLC Acquisition Corporation ("CLC Acquisition"), a newly formed Delaware corporation formed by Bruce V. Rauner, a director of the Company and a principal of the indirect general partner of Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR Fund IV"), the largest stockholder of the Company. Pursuant to the Merger Agreement, CLC Acquisition agreed to acquire all of the Company's outstanding Common Stock and Non-Voting Common Stock (collectively, the "Shares") for $14.25 per Share in a two-step transaction consisting of a tender offer (the "Offer") followed by a merger transaction (the "Merger") of CLC Acquisition with and into Coinmach Laundry. The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn, prior to expiration date of the Offer, that number of Shares which, when combined with the Shares owned by CLC Acquisition, result in CLC Acquisition owning at least 51% of the outstanding Shares on the date of purchase. Upon consummation of the Merger, each Share not tendered in the Offer will be canceled and converted into the right to receive $14.25 net per Share in cash, without interest thereon.

        On May 26, 2000, CLC Acquisition announced its offer to purchase any and all Shares of the Company (except for certain Shares held by some members of management of the Company and GTCR Fund IV). The Offer period during which Shares may be tendered is scheduled to expire on July 3, 2000 (the "Expiration Date"), unless the Offer is extended. Assuming the conditions to the Offer are satisfied or waived, CLC Acquisition has determined to provide for a subsequent offering period commencing on July 5, 2000 and expiring on July 7, 2000, unless extended.

        The Company's board of directors ("Board of Directors" or "Board"), at a meeting held on May 12, 2000, by unanimous vote of all of the directors, based upon, among other things, the recommendation of its special committee (consisting of two independent or disinterested directors and their own financial and legal advisors), (i) determined that the merger is advisable and that the terms of the Offer and the Merger are fair to, and in the best interests of, the Company and its stockholders, (ii) approved the Offer and the Merger and approved and adopted the Merger Agreement, and (iii) recommended that the stockholders of the Company accept the Offer.

        For more information concerning the Offer and the Merger, refer to the Company's Solicitation/Recommendation Statement in Schedule 14D-9 and CLC Acquisition's Tender Offer Statement on Schedule TO, in each case, as amended and initially filed with the Securities and Exchange Commission on May 26, 2000.


ITEM 2.  PROPERTIES

        As of March 31, 2000, the Company leased 59 offices throughout its operating regions serving various operational purposes, including sales and service activities, revenue collection and warehousing.

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


ITEM 3.  LEGAL PROCEEDINGS

        The Company and its predecessors have been named as defendants in a number of legal actions arising in the ordinary course of business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, management believes that such liabilities, individually or in the aggregate, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

        On April 8, 1999, Sand v. Coinmach Laundry Corporation, et. al, a purported class action securities fraud lawsuit was filed in the Federal District Court for the Eastern District of New York (the "Federal Securities Action") naming the Company and certain of its executive officers as defendants. The Federal Securities Action was purportedly brought on behalf of all shareholders of the Company who purchased or otherwise acquired the Common Stock during the period August 6, 1997 to September 29, 1998. The complaint in the Federal Securities Action alleges that the defendants violated various federal securities laws and seeks damages in unspecified amounts. On March 10, 2000, the Company filed a motion to dismiss the complaint and denied all of the allegations of wrongdoing asserted against it in the complaint. On April 10, 2000, the plaintiff filed a response to the Company's motion to dismiss. On May 16, 2000, the Company replied to the plaintiff's response. On June 1, 2000, the court dismissed the complaint in its entirety on grounds that the applicable statute of limitations had passed prior to the date on which the complaint was filed.

         On November 18, 1999, K. Reed Hinrichs v. Stephen R. Kerrigan, et al., a purported class action lawsuit, was filed in the Delaware Court of Chancery, Newcastle County naming the Company, GTCR Fund IV, GTCR Golder Rauner, L.L.C. and certain of its executive officers as defendants. Plaintiffs allege that the defendants' proposal to acquire between 80% and 90% of the Common Stock for $13.00 per share was inadequate and that the defendants breached their fiduciary duty to the Company's public shareholders. The defendants' time to respond to the complaint has been adjourned indefinitely by mutual agreement of the parties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER  MATTERS

        Coinmach Laundry completed an initial public offering of its Common Stock on July 23, 1996 at an initial public offering price of $14.00 per share. Coinmach Laundry's Common Stock is traded on the Nasdaq National Market under the symbol "WDRY". There is no established public trading market for Coinmach Laundry's Non-Voting Common Stock. The table below sets forth, for the periods indicated, the high and low closing sales prices for the Common Stock as reported on the Nasdaq National Market. The prices shown below do not include retail markups, markdowns or commissions.

1999 FISCAL QUARTER ENDED                                  HIGH           LOW
-------------------------                                  ----           ---
June 30, 1998....................................          $28.00        $20.000
September 30, 1998...............................          $23.50         $8.750
December 31, 1998................................          $19.25         $5.500
March 31, 1999...................................          $16.875        $9.375



2000 FISCAL QUARTER ENDED                                  HIGH           LOW
-------------------------                                  ----           ---
June 30, 1999....................................          $13.625        $9.125
September 30, 1999...............................          $12.625        $9.563
December 31, 1999................................          $11.813        $8.750
March 31, 2000...................................          $10.375        $7.563


        As of June 28, 2000, Coinmach Laundry had outstanding 13,184,419 shares of Common Stock and no shares of Non-Voting Common Stock. As of June 28, 2000, there were 33 stockholders of record of the Common Stock and no Stockholder of record of the Non-Voting Common Stock. The Company has not declared or paid any cash dividends on the Common Stock or the Non-Voting Common Stock and does not intend to pay cash dividends on the Common Stock or the Non-Voting Common Stock in the foreseeable future. At the present time, the Senior Credit Facility (as defined) prohibits the payment of cash dividends and certain other distributions.

ITEM 6.  SELECTED FINANCIAL DATA

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                (in thousands, except ratios and per share data)

        The following tables present summary historical  consolidated  financial information of the Company. Such tables include the consolidated financial information of the Company for the years ended March 31, 2000 (the "2000 Fiscal Year"), March 31, 1999 (the "1999 Fiscal Year"), March 31, 1998 (the "1998
Fiscal Year"), March 28, 1997 (the "1997 Fiscal Year"), for the six month transition period ended March 29, 1996, and the period from April 5, 1995 to September 29, 1995 giving effect to the combination of Solon and TCC on November 30, 1995. The six month transition period ended March 29, 1996 and the period from April 5, 1995 to September 29, 1995 have been combined to facilitate comparison of such combined period with the 1997 Fiscal Year, 1998 Fiscal Year, 1999 Fiscal Year and 2000 Fiscal Year. The financial data set forth below should be read in conjunction with the Company's audited historical consolidated financial statements and the related notes thereto presented in Item 8 "Financial Statements and Supplementary Data" and with the information presented in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.


                                                                                                                         PERIOD
                                                                                                            SIX MONTH     FROM
                                                           THE COMPANY                            COMBINED  TRANSITION   APRIL 5,
                                                                                                   PERIOD      PERIOD     1995
                                               YEAR ENDED   YEAR ENDED  YEAR ENDED  YEAR ENDED     ENDED       ENDED       TO
                                               MARCH 31,    MARCH 31,   MARCH 31,   MARCH 31,     MARCH 29,   MARCH 29, SEPTEMBER
                                                 2000         2000        2000        2000          1996        1996    29, 1995
                                               -----------  ----------- ----------- -----------  ----------  ---------- ---------
OPERATING DATA:

   Revenues..............................        $ 527,079    $505,323    $324,887    $206,852    $178,789   $ 89,070    $89,719
   Operating, general and
      administrative expenses............          358,366     339,664     223,527     144,059     127,636     62,380     65,256
   Depreciation and amortization.........          123,002     113,448      75,453      46,316      36,635     18,212     18,423
   Operating income......................           44,928      50,942      24,461      14,325      12,318      8,478      3,840
   Interest expense, net.................           67,326      65,995      44,662      26,859      23,817     11,999     11,818
   Loss before extraordinary item........          (16,589)    (11,974)    (14,867)    (10,227)     (8,639)    (2,523)    (6,116)
   Net loss..............................          (16,589)    (11,974)    (14,867)    (10,523)    (17,564)   (11,448)    (6,116)
   Basic and diluted net loss per share..            (1.26)   $  (0.91)   $  (1.32)   $  (1.14)         --         --         --
   Pro Forma basic and diluted net loss..
      per share..........................               --          --          --          --    $  (2.32)  $  (1.51)   $ (0.81)
BALANCE SHEET DATA (AT END OF PERIOD):

   Cash and cash equivalents.............        $  23,174    $ 26,515    $ 22,456    $ 14,729               $ 19,858    $10,311
   Property and equipment, net...........          237,160     223,610     194,328     112,116                 82,699     80,706
   Goodwill, net.........................          101,253     109,025     110,424      95,771                 44,071     45,071
   Advance location payments.............           77,212      79,705      74,026      38,472                 20,320     19,772
   Contract rights, net..................          384,680     413,014     366,762     180,557                 59,745     63,801
   Total assets..........................          876,173     901,296     816,948     472,921                249,148    241,433
   Total debt (1)........................          685,069     687,491     602,158     345,486                202,765    176,415
   Stockholders' equity (deficit)........           32,321      48,040      58,745      23,563                 (1,308)    10,140

FINANCIAL RATIOS AND OTHER DATA

   Cash flow provided by operating
     activities..........................        $  90,258    $102,951    $ 58,550    $ 34,732    $ 24,403   $ 12,337    $12,066
   Cash flow used in investing activities          (88,404)   (181,665)   (350,875)   (196,698)    (39,201)   (14,162)   (25,039)
   Cash flow (used in) provided by                  (5,195)     82,773     300,052     156,837      23,882     11,372     12,510
   financing activities..................
   EBITDA(2).............................          168,713     165,659     101,360      62,793      51,153     26,690     24,463
   EBITDA margin(3)......................             32.0%       32.8%       31.2%       30.4%       28.6%      30.0%      27.3%
Capital expenditures(4)
   Growth capital expenditures...........        $  25,272    $ 24,096    $ 21,119    $ 12,563          --         --         --
   Renewal capital expenditures..........           63,132      60,038      37,609      29,025    $ 27,338   $ 14,219    $13,119
   Acquisition capital expenditure(5)                   --      97,531     294,996     171,455      11,925         --     11,925
                                                 ---------    --------    --------    --------    --------   --------    -------
Total Capital Expenditures...............        $  88,404    $181,665    $353,724    $213,043    $ 39,263   $ 14,219    $25,044
                                                 =========    ========    ========    ========    ========   ========    =======

---------------------------

(1) Total debt at March 31, 2000, March 31, 1999 and March 31, 1998 does not include the premium, net, of $6,789, $8,023 and $9,258, respectively, recorded as a result of the issuance by Coinmach Corporation of $100 million aggregate principal amount of 11 3/4% Series C Senior Notes due 2005 in October 1997.
(2) EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA for the fiscal years ended March 31, 2000, March 31, 1999, March 31, 1998 and March 28, 1997 is before the deduction for stock based compensation charges, and EBITDA for the period ended September 29, 1995 is before the deduction for restructuring costs. EBITDA is used by management and certain investors as an indication of a company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles)  as a  measure  of  liquidity.  Given  that  EBITDA  is  not  a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(3) EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate the Company's performance over various sales levels. EBITDA margin should not be considered as an alternative for measurements determined in accordance with generally accepted accounting principles.
(4) Capital expenditures represent amounts expended for property and equipment, for advance location payments to location owners and for acquisitions. Acquisition capital expenditures represent the amounts expended to acquire local, regional and multi-regional route operators, as well as complementary businesses. Growth capital expenditures represent the amount of capital expended that reflects a net increase in the installed base of machines, excluding acquisitions. Renewal capital expenditures represent the amount of capital expended assuming no net increase in the installed base of machines.
(5) Acquisition capital expenditures for the years ended March 31, 1998 and March 28, 1997, includes approximately $2.3 million and $16.2 million, respectively, of promissory notes issued by Coinmach Laundry related to certain acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis pertains to the results of operations and financial position of the Company for the 2000 Fiscal Year, the 1999 Fiscal Year and the 1998 Fiscal Year and should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 and the Selected Historical Consolidated Financial Data included in Item 6 of this Form 10-K.

GENERAL

        The Company is principally engaged in the business of supplying outsourced laundry equipment services to multi-family housing properties. At March 31, 2000, the Company owned and operated approximately 790,000 washers and dryers in approximately 79,000 multi-family housing properties on routes throughout the United States and in 184 retail laundromats located throughout Texas and Arizona. The Company, through Super Laundry, its wholly-owned subsidiary, is also a laundromat equipment distribution company.

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

        The Company's most significant revenue source is its route business, accounting for approximately 85% of its revenue. The Company provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentage of revenues and are generally paid monthly. Also included in laundry operating expenses are the costs of servicing and revenue collection in the route business, including payroll, parts, vehicles and other related items, the costs of sales associated with the equipment distribution business and certain expenses related to the operation of retail laundromats. In addition to commission payments, many of the Company's leases require the Company to make advance location payments to the location owners. These advance payments are capitalized and amortized over the life of the applicable lease.

        Other revenue sources for the Company include: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals (approximately $13.9 million for the 2000 Fiscal Year and $11.1 million for the 1999 Fiscal Year); (ii) operating, maintaining and servicing retail laundromats (approximately $20.6 million for the 2000 Fiscal Year and $20.2 million for the 1999 Fiscal Year); and (iii) constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin machines and parts, and selling service contracts (approximately $46.3 million for the 2000 Fiscal Year and $38.6 million for the 1999 Fiscal Year).

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated, selected statement of operations data and EBITDA margin for the Company:

                                                         Year Ended March 31,
                                                     --------------------------


                                                      2000      1999       1998
                                                      ----      ----       ----
Revenues........................................      100%      100%       100%
Laundry operating expenses......................      66.4      65.6       66.9
General and administrative expenses.............       1.6       1.6        1.9
Depreciation and amortization...................      23.3      22.5       23.2
Operating income................................       8.5      10.1        7.5
Interest expense, net...........................      12.8      13.1       13.7
EBITDA margin...................................      32.0      32.8       31.2


FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO THE FISCAL
YEAR ENDED MARCH 31, 1999

        Revenues increased by approximately 4% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. The improvement in revenues is attributable primarily to (i) increased route and retail laundromat business resulting from internal expansion of approximately $11 million, despite an estimated $2 million reduction in revenues in the South Central region due to excessive vandalism and increased retail laundromat competition in Texas; (ii) increased revenues generated from the distribution business of approximately $8 million; and (iii) increased revenues generated from the rental business of approximately $3 million.

        Laundry operating expenses increased by approximately 6% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. This increase was primarily the result of an increase in commission and operating expenses related to an improvement in route revenue as well as an increase in cost of sales related to higher volume in the distribution business and an increase in expenses associated with the expansion into new markets in the rental, retail laundromat and distribution businesses. As a percentage of revenues, laundry operating expenses have remained relatively constant at approximately 66% for the 2000 Fiscal Year and the 1999 Fiscal Year.

        General and administrative expenses increased nominally for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. However, as a percentage of revenues, general and administrative expenses remained constant at approximately 1.6% for the 2000 Fiscal Year and the 1999 Fiscal Year.

        Depreciation and amortization expense increased by approximately 8% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year, due in part to an increase in capital expenditures with respect to the Company's installed base of machines. The increase for the 2000 Fiscal Year was also attributable to contract rights and goodwill associated with acquisitions during the 1999 Fiscal Year.

        Interest expense, net, increased by approximately 2% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year due primarily to increased borrowing levels under the Senior Credit Facility in connection with certain acquisitions made during the prior year.

        EBITDA1(1) (earnings before deductions for interest, income taxes, depreciation and amortization) before deduction for stock-based compensation charges was approximately $168.7 million for the 2000 Fiscal Year as compared to approximately $165.7 million for the 1999 Fiscal Year, representing an improvement of approximately $3.0 million or 2%. The major sources of this EBITDA improvement were increases of approximately $2 million in route and retail laundromat business, and the remainder from the distribution business and the rental business. As mentioned above, the route and retail laundromat business was negatively impacted during the 2000 Fiscal Year by excessive vandalism in the South Central region and increased competition in the retail laundromat business in Texas. In addition, during the 2000 Fiscal Year, a new distribution office was opened in Southern California and the rental business was expanded into four new markets, which contributed to increased costs in the 2000 Fiscal Year.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

        Revenues increased by approximately 56% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. This improvement in revenues resulted primarily from the Company's execution of its acquisition strategy and increased route revenues resulting from internal expansion. Based on the historical revenues of acquired businesses, the Company estimates that approximately $162.0 million or 90% of its revenue increase for the 1999 Fiscal Year is primarily due to the acquisition of National Laundry Equipment Company, Whitmer Vend-O-Mat Laundry Service, Inc. and certain other related parties on July 17, 1997, the acquisition of Apartment Laundries, Inc. on January 15, 1998, the acquisition of Macke Laundry Services L.P. and substantially all of the assets of certain related entities on March 2, 1998, the acquisition of Cleanco, Inc. and certain of its affiliates on May 19, 1998 and the acquisition of Gordon & Thomas Companies, Inc. on June 5, 1998. In addition, during the 1999 Fiscal Year, the Company's installed machine base increased by approximately 23,300 machines from internal growth (excluding the machines added from the above-mentioned acquisitions during such period) as compared to an increase of approximately 19,500 machines from internal growth during the prior year's corresponding period. Included in internal growth are acquisitions of small, local route operators and new customers secured by the Company's sales force.

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

        General and administrative expenses increased by approximately $1.8 million or 29% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. The increase for the period was due to various costs and expenses related to (i) the Company's acquisition strategy, including systems development and refinement relating to the integration of prior acquisitions and (ii) accounting, management information systems and other administrative functions associated with the Company's growth. However, as a percentage of revenues, general and administrative expenses were 1.6% for the 1999 Fiscal Year as compared to 1.9% for the 1998 Fiscal Year. This change was primarily due to cost efficiencies related to the consolidation of the acquisitions noted above into the Company's operations.

--------
(1) EBITDA is used by certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital expenditure requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

        Depreciation and amortization increased by approximately 50% for the 1999 Fiscal Year, as compared to the 1998 Fiscal Year, due primarily to contract rights and goodwill associated with the acquisitions mentioned above, as well as an increase in capital expenditures with respect to the Company's installed base of machines.

        Interest expense, net, increased by approximately 48% for the 1999 Fiscal Year, as compared to the 1998 Fiscal Year, due primarily to increased borrowing levels under the Senior Credit Facility in connection with certain acquisitions, as well as the increased interest expense due to the Bond Offering (as defined herein). See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources - Financing Activities - Senior Note Offering and Exchange Offer."

        EBITDA1(1) before deduction for stock-based compensation charges was approximately $165.7 million for the 1999 Fiscal Year as compared to approximately $101.4 million for the 1998 Fiscal Year, representing an improvement of approximately 63%. EBITDA margins improved to approximately 32.8% of revenues for the current year compared to approximately 31.2% of revenues for the prior year. These increases were primarily due to the effect of cost efficiencies related to the consolidation of the above mentioned acquisitions into the Company's operations, as well as internal growth.

LIQUIDITY AND CAPITAL RESOURCES

        The Company continues to have substantial indebtedness and debt service requirements. At March 31, 2000, the Company had outstanding long-term debt of approximately $685.1 million (excluding the premium, net, of approximately $6.8 million) and stockholders' equity of approximately $32.3 million.

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

        The Company's 11 3/4% Senior Notes, which mature on November 15, 2005, are unsecured senior obligations of Coinmach and are redeemable, at the Company's option, in whole or in part at any time or from time to time, on and after November 15, 2000, upon not less than 30 nor more than 60 days notice, at the redemption prices set forth in that certain indenture, dated as of November 30, 1995, by and between Coinmach Corporation and Fleet National Bank of

--------
(1) EBITDA is used by certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital expenditure requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

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

        Senior Credit Facility

        The Company's existing credit facility with Bankers Trust Company ("Banker's Trust"), First Union National Bank of North Carolina ("First Union") and certain other lending institutions, as amended (the "Senior Credit Facility"), provides for an aggregate of $435 million of secured financing consisting of: (i) a $160 million revolving credit facility bearing interest at an annual rate of LIBOR plus 1.75%; (ii) a $75 million Tranche A term loan facility bearing interest at an annual rate of LIBOR plus 2.25% and (iii) a $200 million Tranche B term loan facility bearing interest at an annual rate of LIBOR plus 2.50%. The Senior Credit Facility also provides for up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $5 million.

         On January 12, 2000, the Senior Credit Facility was amended to provide among other things, that the $35 million working capital revolving credit facility and the $125 million acquisition revolving credit facility be combined into a single revolving credit facility without increasing the total aggregate amount of such revolving credit facility ($160 million), which revolving credit facility is available for general corporate purposes, including acquisitions.

        Interest on the Company's borrowings under the Senior Credit Facility is payable quarterly in arrears with respect to Base Rate Loans and the last day of each applicable interest period with respect to Eurodollar Loans and at a rate per annum no greater than the sum of the Applicable Base Rate Margin plus the Base Rate or the sum of the Applicable Eurodollar Margin plus the Eurodollar Rate (in each case, as defined in the Senior Credit Facility).

        At March 31, 2000, the monthly variable LIBOR interest rate was approximately 6.13%.

        To manage its exposure to fluctuations in interest rates, the Company entered into interest rate swap agreements, relating to its variable rate debt portfolio. On February 23, 1998, the Company entered into a 33 month $75 million notional amount interest rate swap transaction with Bankers Trust to fix the monthly LIBOR interest rate under the Senior Credit Facility at 5.71%. On March 2, 1998, the Company entered into a 32 month, $100 million notional amount interest rate swap transaction with First Union to fix the monthly LIBOR interest rate under a portion of the Senior Credit Facility at 5.83% (the "March Swap Agreement"). On April 7, 1998, the Company entered into a 31 month, $75 million notional amount interest rate swap transaction with Bankers Trust to fix the monthly LIBOR interest rate under a portion of the Senior Credit Facility at 5.75%. On September 15, 1998, the Company amended the March Swap Agreement to increase the notional amount to $175 million and to reduce the fixed monthly LIBOR interest rate to 5.515%. The new expiration date is November 15, 2002. The Company does not use derivative financial instruments for trading purposes.

        Indebtedness under the Senior Credit Facility is secured by all of the Company's real and personal property. Coinmach Laundry has guaranteed the indebtedness under the Senior Credit Facility and pledged to Bankers Trust, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach.

        The Senior Credit Facility contains a number of restrictive covenants and agreements, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of Coinmach Laundry or its subsidiaries or the purchase, redemption or other acquisition of any capital stock of Coinmach Laundry or its subsidiaries); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Senior Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain equity securities of the Company; and (xiii) creation of subsidiaries. The Senior Credit Facility also requires that the Company satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.

        The Senior Credit Facility contains certain events of default, including the following: (i) the failure of the Company to pay any of its obligations under the Senior Credit Facility when due; (ii) certain failures by the Company to pay principal or interest on indebtedness or certain breaches or defaults by the Company in respect of certain indebtedness, in each case, after the expiration of any applicable grace periods; (iii) certain defaults by the Company in the performance or observance of the agreements or covenants under the Senior Credit Facility or related agreements, beyond any applicable cure periods; (iv) the falsity in any material respect of certain of the Company's representations or warranties under the Senior Credit Facility; (v) certain judgments against the Company; and (vi) certain events of bankruptcy or insolvency of the Company.

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

        As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments, consisting primarily of capital expenditures related to acquisitions, renewals and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the 2000 Fiscal Year were approximately $91.3 million (including approximately $2.9 million relating to capital lease obligations). Of such amount, the Company spent approximately $25.3 million related to the net increase in the installed base of machines of 28,400 machines. The balance of approximately $63.1 million (which consists of machine expenditures, advance location payments and laundry room improvements) was used to maintain the existing machine base in current locations and through replacement of discontinued locations and for general corporate purposes. The full impact on revenues and cash flow generated from capital expended on acquisitions and the net increase in the installed base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. The Company anticipates that capital expenditures, excluding acquisitions and internal growth, will be approximately $65 million for the twelve months ending March 31, 2001. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

        The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. In connection with certain of the financing agreements governing the Company's indebtedness, the Company is required to make monthly cash interest payments as required by the Senior Credit Facility and semi-annual cash interest payments as required by the 11 3/4% Senior Notes.

        Management believes that the Company's future operating activities will generate sufficient cash flow to repay indebtedness outstanding under the 11 3/4% Senior Notes and borrowings under the Senior Credit Facility or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indentures governing the 11 3/4% Senior Notes or in the credit agreement evidencing the Senior Credit Facility could result in an acceleration of all amounts due thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the Senior Credit Facility or the indentures governing the 11 3/4% Senior Notes.

        Certain Accounting Treatment

        The Company's depreciation and amortization expenses, aggregating approximately $123.0 million for the 2000 Fiscal Year, have the effect of reducing net income but not operating cash flow. In accordance with generally accepted accounting principles generally accepted in the United States, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights," which costs are amortized over periods of up to 15 years.

OPTION GRANTS

        During July and September 1996, the Company granted non-qualified options to (i) certain members of management and certain other individuals (the "1996 Options") to purchase Common Stock at a 15% discount to the initial offering price of the Common Stock and (ii) two of its disinterested directors (the "Independent Director Options") to purchase an aggregate of 120,000 shares of Common Stock at the initial offering price of the Common Stock. In September, 1997, the Company granted non-qualified options (the "1997 Options") to purchase an aggregate of 200,000 shares of Common Stock to certain members of management at an exercise price of $11.90. During May and July, 1998, the Company granted 248,500 non-qualified options to certain employees pursuant to the Stock Option Plan and 31,244 non-qualified stock options to a director of the Company (collectively, the "1998 Options") at exercise prices ranting from approximately $22.31 to $23.05 per share. On May 5, 1999, the Company repriced certain of the 1997 Options and 1998 Options. See "Executive Compensation - Report on Repricing of Options." During May and July, 1999, the Company granted 258,744 non-qualified options (the "1999 Options" and together with the 1996 Options, the Independent Director Options, the 1997 Options and the 1998 Options, the "Options") to certain directors and officers of the Company at prices ranging from approximately $10.56 to $11.69 per share. The Company records the difference between the exercise price of such Options (other than the Independent Director Options) and the fair market value of the Common Stock on the date of grant as a stock-based compensation charge over the applicable vesting period. For the 2000 Fiscal Year, the Company recorded a stock-based compensation charge of approximately $700,000 relating to the Options.

INFLATION AND SEASONALITY

        In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation, and the effects of inflation that may be experienced by the Company in future periods. Management believes that such effects have not been nor will be material to the Company. The Company's business generally is not seasonal.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's principal exposure to market risk relates to changes in interest rates on its borrowings. The Company's cash flow would be adversely affected by an increase in interest rates. As of March 31, 2000, the Company had approximately $57.0 million outstanding relating to its variable rate debt portfolio.

        The Company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on the Company's variable rate debt increased by 2.0% (or 200 basis points), the Company's annual interest expense would change by approximately $1.1 million, assuming the amount outstanding was $57.0 million, the balance as of March 31, 2000. The Company utilizes interest rate swap agreements to manage its exposure to these risks.

        On February 23, 1998, the Company entered into a 33-month $75 million notional amount interest rate swap transaction with Bankers Trust to fix the monthly LIBOR interest rate under the Senior Credit Facility at 5.71%. On March 2, 1998, the Company entered into a 32-month, $100 million notional amount interest rate swap transaction with First Union to fix the monthly LIBOR interest rate under a portion of the Senior Credit Facility at 5.83%. On April 7, 1998, the Company entered into a 31-month, $75 million notional amount interest rate swap transaction with Bankers Trust to fix the monthly LIBOR interest rate under a portion of the Senior Credit Facility at 5.75%. On September 15, 1998, the Company amended the March 2, 1998 swap agreement with First Union to increase the notional amount to $175 million and to reduce the fixed monthly LIBOR interest rate to 5.515%. The new expiration date is November 15, 2002.

        The Company's fixed debt instruments are not generally affected by a change in the market rates of interest, and, therefore, such instruments generally do not have an impact on future earnings. However, as fixed rate debt matures, future earnings and cash flows may be impacted by changes in interest rates related to debt acquired to fund repayments under maturing facilities.

        The Company does not use derivative financial instruments for trading purposes and is not exposed to foreign currency exchange risk.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Audited consolidated financial statements and the notes thereto are contained in pages F-1 through F-32 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the Nasdaq National Market. Officers, directors and ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Except as disclosed below, the Company believes, based solely on its review of copies of such Section 16(a) forms received by it and based on written representations from certain persons, that no other reports were required to be filed by such person, that, during the Company's most recently completed fiscal year, all filing requirements applicable to its officers, directors, and ten percent stockholders were complied with.

         A report reflecting changes in beneficial ownership required to be filed on Form 4 was not timely filed under Section 16(a) on behalf of Mr. Chapman with respect to the purchase of certain shares of Common Stock, which report was subsequently filed.


ELECTION OF DIRECTORS

        The Board is divided into three classes of directors. Each class of directors is elected to serve for a term of three years, so that the terms of office of approximately one-third of the directors will expire each year. At the next annual meeting of Coinmach Laundry's stockholders (the "2000 Annual Meeting"), two directors are to be elected in Class III to hold office until the 2002 annual meeting of stockholders or until their successors are elected and qualified. The persons designated as nominees for election as directors in Class III are Mitchell Blatt and Bruce V. Rauner. Each of such nominees is currently a director of the Company.

        The Board of Directors has not set the date, place or time of the 2000 Annual Meeting in light of the pending offer commenced on May 26, 2000 by CLC Acquisition to acquire all of the Common Stock. The Offer, unless extended or a subsequent offering period is commenced, is scheduled to expire July 3, 2000. If the Offer and Merger are consummated in accordance with their terms, Coinmach Laundry intends to deregister the Common Stock under the Securities and Exchange Act of 1934, as amended, in which case, Coinmach Laundry will not disseminate proxy materials for the purpose of soliciting proxies for the election of Class III directors to its stockholders in respect of the 2000 Annual Meeting. If the Offer and Merger are not consummated following the scheduled expiration date of the tender offer period, or any extensions thereof, the Board will set a date, place and time for the 2000 Annual Meeting and cause proxy materials, including a notice of meeting, to be disseminated to Coinmach Laundry's stockholders promptly thereafter.

        Should any one or more of the nominees for election as directors become unable to serve for any reason, or will not serve, the Board may, unless the Board by resolution provides for a lesser number of directors, designate substitute nominees, in which event the persons named in the Company's proxy statement will vote proxies that would otherwise be voted for all named nominees for the election of such substitute nominee or nominees.

        Certain information with respect to each of the nominees and directors relating to principal occupations and directorships, and the approximate number of shares of Common Stock beneficially owned by them, directly or indirectly, has been furnished to the Company by such nominees and directors.

        The following table set forth the names and positions with the Company of the executive officers and directors of the Company.


DIRECTORS:

                 NAME, PRINCIPAL OCCUPATION FOR THE PAST                                               DIRECTOR
                 FIVE YEARS, DIRECTORSHIPS                                         AGE                   SINCE
               -----------------------------------------                        ----------             --------
                     CLASS III DIRECTOR NOMINEES FOR
                          TERM EXPIRING IN 2002

MITCHELL BLATT.  Mr. Blatt has been President and Chief Operating                   48                   1995
Officer of the Company since April 1996 and of Coinmach Corporation, a wholly-owned subsidiary of the Company ("Coinmach"), since
November 1995.  Mr. Blatt was the President and Chief Operating
Officer of The Coinmach Corporation ("TCC") from January 1995 to
November 1995.(1)  Mr. Blatt has been a director of the Company and
Coinmach since November 1995.  Mr. Blatt joined TCC's predecessor,
Coinmach Industries Co., L.P. , as Vice President-General Manager in
1982 and was Vice President and Chief Operating Officer from 1988 to
1994.

BRUCE V. RAUNER.  Mr. Rauner has been a director of the Company                     44                   1995
since April 1995.  Mr. Rauner was a director of Coinmach from
November 1995 to November 1996 and a director of TCC from January
1995 to November 1995.  Mr. Rauner has been a Principal and General
Partner with GTCR since 1984, where he is responsible for originating and making new investments, monitoring portfolio companies and recruiting and training associates.

                    INCUMBENT CLASS I DIRECTORS WHOSE
                           TERMS EXPIRE IN 2000

STEPHEN R. KERRIGAN.  Mr. Kerrigan has been Chief Executive Officer                  46                  1995
of the Company since April 1996 and of Coinmach since November
1995.  Mr. Kerrigan was President and Treasurer of Solon Automated
Services, Inc. ("Solon") and the Company from April 1995 until April
1996, and Chief Executive Officer of TCC from January 1995 until
November 1995.  Mr. Kerrigan has been a director and Chairman of the
Board of the Company since April 1995 and of Coinmach since
November 1995.  Mr. Kerrigan was a director of TCC from January
1995 to November 1995 and a director of Solon from April 1995 to
November 1995.  Mr. Kerrigan served as Vice President and Chief
Financial Officer of TCC's predecessor, Coinmach Industries Co., L.P., from 1987 to 1994.

DAVID A. DONNINI.  Mr. Donnini has been a director of the Company                   35                   1995
since April 1995.  Mr. Donnini was a director of Coinmach from
November 1995 to November 1996 and a director of TCC from January
1995 to November 1995.  Mr. Donnini has been a Principal of GTCR since 1993.

--------
(1) On November 30, 1995, TCC merged with and into Solon (the "Solon Merger") and entered into a series of refinancing transactions, whereupon the surviving corporation changed its name to "Coinmach Corporation." Coinmach Corporation is the principal operating subsidiary of the Company.


                 NAME, PRINCIPAL OCCUPATION FOR THE PAST                                               DIRECTOR
                 FIVE YEARS, DIRECTORSHIPS                                         AGE                   SINCE
               -----------------------------------------                        ----------             --------
                      INCUMBENT CLASS III DIRECTORS
                        WHOSE TERMS EXPIRE IN 2001

DR. ARTHUR B. LAFFER.  Dr. Laffer has been a director of the Company                59                   1996
since September 1996.

STEPHEN G. CERRI.  Mr. Cerri has been a director of the Company since               64                   1996
September 1996.

JAMES N. CHAPMAN.  Mr. Chapman has been a director of the Company                   38                   1995
since April 1995.  Mr. Chapman was a director of Coinmach from
November 1995 to November 1996 and a director of TCC from January
1995 to November 1995.


EXECUTIVE OFFICERS

        The following table sets forth certain information regarding the executive officers of the Company:

         NAME                   AGE                   TITLE
         ----                  ----                   -----
Stephen R. Kerrigan             46      Chairman of the Board and Chief Executive Officer, Director
Mitchell Blatt                  48      President, Chief Operating Officer, Director
Robert M. Doyle                 43      Chief Financial Officer, Senior Vice President, Treasurer, Secretary
John E. Denson                  62      Senior Vice President--Corporate Development
Michael E. Stanky               48      Senior Vice President


        For additional information regarding Messrs. Kerrigan and Blatt, see "ELECTION OF DIRECTORS" above.

        MR. DOYLE has been Chief Financial Officer, Senior Vice President, Treasurer and Secretary of the Company since April 1996 and of Coinmach since November 1995. Mr. Doyle has been a director of Coinmach since November 1995. Mr. Doyle served as Vice President, Treasurer and Secretary of TCC from January 1995 to November 1995. Mr. Doyle joined TCC's predecessor in 1987 as Controller. In 1988, Mr. Doyle became Director of Accounting, and was promoted in 1989 to Vice President and Controller.

        MR. DENSON has been Senior Vice President of the Company since April 1996 and of Coinmach since November 1995. Mr. Denson was Senior Vice President, Finance of Solon from June 1987 until November 1995. Mr. Denson has served as an officer of Solon under various titles since 1973, and served as a director and Co-Chief Executive Officer of Solon from November 1994 to April 1995.

        MR. STANKY has been Senior Vice President of the Company since April 1996 and of Coinmach since November 1995. Mr. Stanky was a Senior Vice President of Solon from July 1995 to November 1995. Mr. Stanky served Solon in various capacities since 1976, and in 1985 was promoted to Area Vice President responsible for Solon's South-Central Region. Mr. Stanky served as a Co-Chief Executive Officer of Solon from November 1994 to April 1995.

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the next four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") who had annual compensation in excess of $100,000 for all services rendered in all capacities for the fiscal years ended March 31, 1998, March 31, 1999 and March 31, 2000.


                                                                ANNUAL                                         LONG-TERM
                                                             COMPENSATION                                     COMPENSATION
                                          ---------------------------------------------------       ------------------------------
                                                                                                    COMMON STOCK
                                                                                 OTHER ANNUAL        UNDERLYING      ALL OTHER
                                          FISCAL        SALARY      BONUS        COMPENSATION         OPTIONS       COMPENSATION
NAME AND PRINCIPAL POSITION                YEAR          ($)         ($)               ($)              (#)               ($)
-------------------------------------     ------       -------    --------       ------------       ------------    -------------
Stephen R.  Kerrigan                       2000        350,000     400,000         115,956(1)           50,000        2,972(12)
   Chief Executive Officer                 1999        350,000     400,000         121,740(2)           50,000        2,121(12)
                                           1998        350,000     400,000          83,870(3)           --            1,929(12)

Mitchell Blatt                             2000        300,000     250,000          66,281(4)           30,000        2,553(12)
   President, Chief Operating Officer      1999        300,773     150,000          65,575(5)           30,000        1,957(12)
                                           1998        268,530     280,000          62,680(6)          100,000        2,073(12)

Robert M.  Doyle                           2000        193,942     125,000          12,052(7)           20,000        2,124(12)
   Chief Financial Officer                 1999        175,000      87,500          --                  20,000        1,190(12)
                                           1998        169,438     175,000          --                 100,000        2,030(12)

John E.  Denson                            2000        125,000      32,500          26,863(8)           10,000        1,456(12)
   Senior Vice President                   1999        125,500      25,000          47,868(9)            5,000        1,359(12)
                                           1998        125,000      30,000         74,828(10)           --            1,586(12)

Michael E.  Stanky                         2000        175,000      87,500          3,526(11)           10,000        2,009(12)
   Senior Vice President                   1999        175,000      87,500          --                  10,000        1,928(12)
                                           1998        164,793     175,000          --                 153,521        2,145(12)

---------------------------

(1) Includes $98,118 in forgiven indebtedness; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by the Company to Mr. Kerrigan; $12,660 in club membership fees; and $1,428 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.

(2) Includes $98,118 in forgiven indebtedness; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by the Company to Mr. Kerrigan; $4,265 in automobile allowance; $14,500 in club membership fees; and $1,107 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.

(3) Includes $45,393 in forgiven indebtedness; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by the Company to Mr. Kerrigan; $26,593 for reimbursement of certain out-of-pocket relocation expenses; $3,643 in automobile allowances; $3,335 in club membership fees; and $1,156 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.

(4) Includes $48,118 in forgiven indebtedness; $2,813 in automobile allowances; $14,050 in club membership fees; and $1,300 in life insurance premiums paid by the Company on behalf of Mr. Blatt.

(5) Includes $48,118 in forgiven indebtedness; $3,312 in automobile allowances; $13,300 in club membership fees; and $845 in life insurance premiums paid by the Company on behalf of Mr. Blatt.

(6) Includes $45,393 in forgiven indebtedness; $3,687 in automobile allowances; $12,700 in club membership fees; and $900 in life insurance premiums paid by the Company on behalf of Mr. Blatt.

(7) Includes $10,259 in forgiven indebtedness; $1,213 in automobile allowances; and $580 in life insurance premiums paid by the Company on behalf of Mr. Doyle.

(8) Includes $20,000 in forgiven indebtedness; $3,800 in interest, calculated at a rate of 9.5% per annum on a loan made by the Company to Mr. Denson; $1,463 in automobile allowance; and $1,600 in life insurance premiums paid by the Company on behalf of Mr. Denson.

(9) Includes $20,000 in forgiven indebtedness; $5,700 in interest, calculated at a rate of 9.5% per annum on a loan made by the Company to Mr. Denson; $19,577 for reimbursement of certain out-of-pocket relocation expenses; $1,525 in automobile allowances; and $1,066 in life insurance premiums paid by the Company on behalf of Mr. Denson.

(10) Includes $7,600 in imputed interest, calculated at a rate of 9.5% per annum, on an interest free loan made by the Company to Mr. Denson; $48,691 for reimbursement of certain out-of-pocket relocation expenses; $796 in automobile allowances; $984 in life insurance premiums paid by the Company on behalf of Mr. Denson; and $16,757 in net proceeds from the exercise of options and sale of 2,457 underlying shares of Common Stock in the Secondary Offering in December 1997 (equal to the difference between the applicable exercise price of such options and the sale price of the underlying shares of Common Stock, net of commissions).

(11) Includes $2,455 in forgiven indebtedness; $243 in automobile allowance; and $828 in life insurance premiums paid by the Company on behalf of Mr. Stanky.

(12) Represents matching contributions made by the Company to the 401(k) Plan.


EMPLOYMENT CONTRACTS

        Employment Agreements of Stephen R. Kerrigan,  Mitchell Blatt and Robert
M. Doyle. On January 31, 1995, TCC and each of Stephen R. Kerrigan, Mitchell Blatt and Robert M. Doyle (each, a "Senior Manager"), entered into Senior Management Agreements (collectively, the "Senior Management Agreements"). In connection with the Solon Merger, the obligations of TCC under the Senior Management Agreements were assumed by Coinmach and certain amendments to such agreements were effected pursuant to the Omnibus Agreement, dated as of November 30, 1995 (the "Omnibus Agreement"). The Senior Management Agreements (after giving effect to base salary increases thereunder) provides for annual base salaries of $350,000, $300,000 and $200,000 for each of Messrs. Kerrigan, Blatt and Doyle, respectively, which amounts are reviewed annually by the Board. During the fiscal year ended March 31, 2000, the Compensation Committee approved annual base salaries for each of Messrs. Kerrigan, Blatt and Doyle of $350,000, $300,000 and $200,000, respectively. The Board, in its sole discretion, may grant each Senior Manager an annual bonus. Each Senior Management Agreement is terminable at the will of the Senior Managers or at the discretion of the Board. Senior Managers are entitled to severance pay upon termination of their employment. If employment is terminated by the Company without Cause (as defined in the Senior Management Agreements) and no event of default has occurred under any bank credit facility to which the Company is a party, Senior Managers are entitled to receive severance pay in an amount equal to 1.5 times their respective annual base salaries then in effect, payable in 18 equal monthly installments. If employment is terminated by the Company and an event of default has occurred and is continuing under any bank credit facility to which the Company is a party, Senior Managers are entitled to receive severance pay in an amount equal to their respective annual base salaries then in effect, payable in 12 equal monthly installments. Under limited circumstances, Senior Managers are entitled to receive half of the severance pay to which they are otherwise entitled if employment with the Company is terminated by them.

        EMPLOYMENT AGREEMENT OF JOHN E. DENSON. The Company entered into an employment agreement with Mr. Denson, dated as of September 5, 1996, for a term of one year which is automatically renewable each year for successive one-year terms. Such agreement provided for an annual base salary of $110,000, commencing January 1, 1997, which amount is to be reviewed each December by the Board. During the fiscal year ended March 31, 2000, the Compensation Committee approved an annual base salary for Mr. Denson of $125,000. The Board may, in its discretion, grant Mr. Denson a performance-based annual bonus. The agreement is terminable at the will of Mr. Denson or at the discretion of the Board. Under the terms of such employment agreement, Mr. Denson is entitled to receive severance pay upon termination of employment by the Company without Cause (as defined in such agreement) in an amount equal to the greater of $110,000 or his annual base salary then in effect.

         EMPLOYMENT AGREEMENT OF MICHAEL E. STANKY. On July 1, 1995, the Company entered into an employment agreement with Mr. Stanky which provided for an annual base salary of $150,000. The terms and conditions of Mr. Stanky's employment agreement are substantially similar to those contained in the Senior Management Agreements. During the fiscal year ended March 31, 2000, the
Compensation Committee approved an annual base salary for Mr. Stanky of $175,000.

        CHANGE IN CONTROL ARRANGEMENTS - Stock Options. In the event of a "change of control" of the Company, all outstanding stock options granted to MCS, a corporation controlled by Mr. Kerrigan, and Messrs. Doyle and Blatt will become exercisable in full. Pursuant to the applicable stock option agreements, a "change in control" shall occur when (i) the Company at any time ceases to own directly 100% of the capital stock of Coinmach, (ii) any "person" or "group" (as such terms are used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended), excluding Golder, Thoma, Cressey, Rauner Inc. or any entity controlled thereby ("GTCR"), is or becomes the "beneficial owner" (as defined in Rules 13(d)-3 and 13(d)-5 under the Exchange Act), directly or indirectly, of a greater percentage of Common Stock than is owned by GTCR at such time, (iii) the Board ceases to consist of a majority of the directors of the Company on January 8, 1997 and such other directors (collectively, the "Continuing Directors") whose nomination for election to the Board is recommended by the then Continuing Directors, or (iv) the Company or Coinmach (or any successor of the Company or Coinmach by merger or other business combination) at any time sells all or substantially all of its assets.

401(K) SAVINGS PLAN

        The Company offers a 401(k) savings plan (the "401(k) Plan") to all current eligible employees of the Company who have completed three months of service. Pursuant to the 401(k) Plan, eligible employees may defer from 2% up to 15% of their salaries up to a maximum level imposed by applicable federal law ($10,500 in 2000). The percentage of compensation contributed to the plan is deducted from each eligible employee's salary and considered tax-deferred savings under applicable federal income tax law. Pursuant to the 401(k) Plan, the Company contributes matching contribution amounts (subject to the Internal Revenue Code limitation on compensation taken into account for such purpose) of 25% of the amount contributed to the 401(k) Plan by the respective eligible employee. Eligible employees become vested with respect to matching contributions made by the Company pursuant to a vesting schedule based upon an eligible employee's years of service. After two years of service, an eligible employee is 20% vested in all matching contributions made to the 401(k) Plan. Such employee becomes vested in equal increments thereafter through the sixth year of service, at which time such employee becomes 100% vested. Eligible participants are always 100% vested in their own contributions, including investment earnings on such amounts.

        The Company made the following matching contributions during its fiscal year ended March 31, 2000 to the Named Executive Officers appearing in the Summary Compensation Table above: Mr. Kerrigan $2,972; Mr. Blatt $2,553; Mr. Doyle $2,124; Mr. Denson $1,456; and Mr. Stanky $2,009.

OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets forth certain information concerning grants of stock options approved by the Plan Administration and Compensation Committee and made during the fiscal year ended March 31, 2000 to each of the Named Executive Officers.

                                              PERCENTAGE                                           POTENTIAL-REALIZABLE VALUE AT
                                               OF TOTAL                                             ASSUMED ANNUAL RATES OF SHARE
                                               OPTIONS                   MARKET                    PRICE APPRECIATION FOR OPTION
                                              GRANTED TO                PRICE PER                             TERMS ($)(2)
                                NUMBER OF     EMPLOYEES     EXERCISE    SHARE ON                   --------------------------------
                                OPTIONS       IN FISCAL     PRICE PER   DATE OF      EXPIRATION
         NAME                   GRANTED         YEAR(1)     SHARE ($)   GRANT ($)       DATE            0%          5%        10%
--------------------------      ---------     ----------    ---------   --------     ----------      -------     -------    -----
Stephen R. Kerrigan             50,000(3)       19.3%      10.56       13.0           5/05/03       122,000     301,583    518,832
   Chief Executive Officer

Mitchell Blatt                  30,000(4)       11.6%      10.56       13.0           5/05/03        73,200     107,750    311,299
   President, Chief
   Operating Officer

Robert M. Doyle                 20,000(5)        7.1%      10.56       13.0           5/05/03        48,800      71,833    207,533
   Chief Financial Officer

Michael E. Stanky               10,000(6)        3.9%      10.56       13.0           5/05/03        24,400      35,917    103,766
   Senior Vice President

John E. Denson                  10,000(7)        3.9%      10.56       13.0           5/05/03        24,400      35,917    103,766
   Senior Vice President

---------------------------
(1) A total of 258,744 options were granted to employees of the Company during the fiscal year ended March 31, 2000.

(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent upon the future market performance of Common Stock and the date on which the options are exercised. The values represented in this table may not necessarily be achieved.

(3) 10,000 shares underlying the options are immediately exercisable, and the remaining shares become exercisable in four equal annual installments commencing on May 5, 2000.

(4) 6,000 shares underlying the options are immediately exercisable, and the remaining shares become exercisable in four equal annual installments commencing on May 5, 2000.

(5) 4,000 shares underlying the options are immediately exercisable, and the remaining shares become exercisable in four equal annual installments commencing on May 5, 2000.

(6) 2,000 shares underlying the options are immediately exercisable, and the remaining shares become exercisable in four equal annual installments commencing on May 5, 2000.

(7) 2,000 shares underlying the options are immediately exercisable, and the remaining shares become exercisable in four equal annual installments commencing on May 5, 2000.

FISCAL YEAR-END OPTIONS AND OPTION VALUES

        The following table presents certain information relating to the number and value of unexercised stock options beneficially owned by each Named Executive Officer as of March 31, 2000. None of the Named Executive Officers who owned options to purchase Common Stock during the 2000 Fiscal Year exercised any of such options during such period.

                                              NUMBER OF SECURITIES                       VALUE OF UNEXERCISED
                                             UNDERLYING UNEXERCISED                      IN-THE-MONEY OPTIONS
                                           OPTIONS AT FISCAL YEAR END                     AT FISCAL YEAR END
                                                      (#)                                          ($)(1)
                                           ---------------------------                ------------------------------
        NAME                                  EXERCISABLE          UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
--------------------------                    ------------         -------------      ------------     -------------
Stephen R. Kerrigan                             246,479(2)              61,619(2)           0               0
Chief Executive Officer                          20,000(3)              30,000(3)           0               0
                                                 20,000(4)              30,000(4)           0               0
Mitchell Blatt                                   12,000(3)              18,000(3)           0               0
President, Chief  Operating                      60,000(5)              40,000(5)           0               0
Officer                                          80,000(6)              20,000(6)           0               0
                                                 12,000(4)              18,000(4)           0               0
Robert M. Doyle                                  57,512(2)              14,378(2)           0               0
Chief Financial Officer                           8,000(3)              12,000(3)           0               0
                                                 60,000(5)              40,000(5)           0               0
                                                  8,000(4)              12,000(4)           0               0
John E. Denson                                   23,005(2)               5,751(2)           0               0
Senior Vice President                             3,000(7)               2,000(7)           0               0
                                                  4,000(4)               6,000(4)           0               0
Michael E. Stanky                                82,817(2)              20,704(2)           0               0
Senior Vice President                            40,000(6)              10,000(6)           0               0
                                                  6,000(8)               4,000(8)           0               0
                                                  4,000(4)               6,000(4)           0               0

-----------

(1) The value of unexercised in-the-money options, whether or not exercisable, equals the difference between the fair market value of such options at fiscal year-end and the exercise price of such options. The closing price per share of Common Stock as reported on the Nasdaq National Market on March 31, 2000 was $10.25. The exercise price per share of options granted on July 23, 1996 and options granted on September 5, 1997 is $11.90. The exercise price per share of options granted on August 8, 1996 is $14.00. The exercise price range per share of options granted on May 4, 1998 is $14.00 - $22.31. The exercise price per share of options granted on July 14, 1998 is $23.05. The exercise price per share of options granted May 5, 1999 is approximately $10.56. Accordingly, as of March 31, 2000, none of the unexercised options held by the Named Executive Officers were in-the-money.

(2) These options were granted on July 23, 1996 and are exercisable at an exercise price of $11.90 per share.

(3) These options were granted on July 14, 1998 and are exercisable at an exercise price of approximately $23.05 per share.

(4) These options were granted on May 5, 1999 and are exercisable at an exercise price of approximately $10.56 per share.

(5) These options were granted on September 5, 1997 and are exercisable at an exercise price of $11.90 per share.

(6) These options were granted on August 8, 1996 and are exercisable at an exercise price of $14.00 per share.

(7) These options were granted on May 4, 1998 and are exercisable at an exercise price of approximately $14.00 per share.

(8) These options were granted on May 4, 1998 and are exercisable at an exercise price of approximately $22.31 per share.

REPORT ON REPRICING OF OPTIONS

        On May 5, 1999, consistent with the compensation policies originally adopted by the Company, the Company resolved to reprice certain outstanding stock options under the Plan (the "Repricing"). Eligible options were repriced to $14.00 per share. The repriced exercise price was at a premium over the market price of the Company's stock on the date of the Repricing. On the date of the Repricing, the Company's Common Stock closed at $13.00 per share. The Repricing did not change any other term of the eligible options, including vesting. The Repricing was not offered to executive officers in the program but was offered to a broad base of the Company's non-executive officers and other employees holding options under the Plan. As part of the repricing, the exercise price of the options was reduced to $14.00, an amount slightly above the then fair market value of the Company's stock on the date of the Repricing, as measured by the closing price of the Common Stock on such date on NASDAQ.

        Management believes it is important to provide key employees with appropriate incentives in recognition of continued service and valuable contributions. Management believes that the receipt of options generally increases employee morale and leads to retention by the Company of its key employees. At the time of the Repricing, the trading range of the Common Stock had declined significantly in comparison to the exercise prices of the repriced options due primarily to a downturn in general market conditions. Management believes that the Repricing restored the incentive value of the repriced options to the holders of such options and that, as such, the Repricing was in the best interest of the Company's stockholders.

        Management believes that compensation for the Company's executive officers and key employees should be determined in a manner that attracts and retains highly qualified employees while building value for the Company's stockholders. While the Compensation Committee may rely upon quantitative measures or other measurable objective criteria, such as earnings or other indicia of financial performance, in reaching compensation determinations, the Compensation Committee evaluates an individual's performance and reaches compensation decisions based upon a subjective and careful analysis of each individual's specific contributions to the Company as well as the recommendations of the Company's chief executive officer. It is the Compensation Committee's belief that the substantial voluntary stock ownership position of the Company's executive officers and key employees is an extremely strong indication of the alignment of the Company's employees' interest with that of the Company's stockholders. Other than the Repricing that occurred on May 5, 1999, the Company has not repriced any options held by its employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the fiscal year ended March 31, 2000, the Compensation Committee was comprised of Dr. Laffer and Messrs. Cerri and Donnini. None of Dr. Laffer or Messrs. Cerri and Donnini have been an employee or officer of the Company or any of its subsidiaries. Mr. Donnini is principal of Golder, Thoma, Cressey, Rauner, Inc., the general partner of GTCR IV.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

        The Compensation Committee of the Board of Directors, none of the members of which is employed by the Company, reviews, evaluates and approves the structure and implementation of the Company's compensation system for executive officers. The Compensation Committee also determines the form and amount of compensation for the chief executive officer and other executive officers. Dr. Laffer and Messrs. Cerri and Kerrigan served on the Compensation Committee until November 1, 1996, at which time the Compensation Committee was reconstituted at the direction of the Board of Directors and is presently comprised of Dr. Laffer and Messrs. Cerri and Donnini. The Board also maintains a Plan Administration and Compensation Committee consisting of Messrs. Donnini and Rauner, each of whom qualify as an "outside director" for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, which is authorized to take action with respect to stock option grants under the Option Plan and the 1998 Employee Stock Purchase Plan.

        The Executive Compensation Program

        The executive compensation program is a performance and rewards compensation system consisting of base salaries and incentives (annual and long-term) that pay executives for the achievement of levels of performance designed to increase the stockholder value of the Company. The system also enables the Company to hire, retain and motivate high-quality executives who meet the immediate business challenges and improve the performance of the Company and is designed to pay base salaries and provide total compensation opportunities which reward each executive for such executive's contributions to the Company's successes.

        While the Compensation Committee may rely upon quantitative measures or other measurable objective criteria, such as earnings or other indicia of financial performance, in reaching compensation determinations, the Compensation Committee evaluates executive performance and reaches compensation decisions based upon a subjective and careful analysis of each executive's specific contributions to the Company as well as the recommendations of the Company's chief executive officer.

        The Company does not require its officers to own any amount of Common Stock, nor does the Company maintain a stock retention policy for officers. However, it is the Compensation Committee's belief that the substantial voluntary stock ownership position of the Company's executive officers is an extremely strong indication of the alignment of the Company's officers' interest with that of the Company's stockholders.

        Base Salaries

        In determining the base salaries of executive officers, the Compensation Committee takes into consideration the level of responsibility and experience of each executive officer and the knowledge and skill required. Each year, the executive's performance is evaluated and any base salary adjustment is based on an evaluation of the individual's performance and contribution. Each year, the chief executive officer makes recommendations with respect to salary adjustments for all executive officers, which recommendations are reviewed, modified where appropriate and approved or rejected by the Compensation Committee. During the fiscal year ended March 31, 2000, the Compensation Committee approved annual base salaries for each of Messrs. Blatt, Doyle, Stanky and Denson of $300,000, $200,000, $175,000 and $125,000, respectively.

        Annual Incentives

        The Compensation Committee grants bonuses to executive officers in recognition of their efforts to position the Company to achieve future growth. After reviewing individual performances, the chief executive officer makes recommendations with respect to bonuses and other incentive awards. These recommendations are reviewed and, to the extent determined appropriate, approved by the Compensation Committee. Annual incentive awards in respect of performance during the past fiscal year have not yet been determined by the Compensation Committee.

        Long-Term Incentives

        Stock  option   grants  under  the  Option  Plan  are  made  to  provide
performance-based incentives that reward executives as stockholder value increases. This long-term incentive opportunity is also intended to promote a sense of ownership on the part of executives and key employees and to establish alignment with stockholders. During the fiscal year ended March 31, 2000, the Compensation Committee approved stock option grants to Messrs. Kerrigan, Blatt and Doyle, Denson and Stanky of 50,000, 30,000 , 20,000, 10,000 and 10,000
options, respectively, at an exercise price of approximately $10.563, which options vest in five equal annual installments commencing on the date of grant.

        Compensation Arrangements

        From time to time, the Company enters into employment contracts or other compensation arrangements with executives. Currently, the Company has employment agreements with Messrs. Kerrigan, Blatt, Doyle, Stanky and

Denson and certain other key employees. The terms of all such agreements are summarized under the heading "EXECUTIVE COMPENSATION-Employment Contracts."

         Compensation of the Chief Executive Officer

        Total compensation (consisting of base salary, annual incentive and long-term incentives) for Stephen R. Kerrigan, the chairman and chief executive officer of the Company, is based on a variety of factors discussed below. A significant factor taken into account by the Compensation Committee in determining Mr. Kerrigan's compensation was Mr. Kerrigan's performance as chief executive officer and his contribution to the Company and its stockholders.

        Mr. Kerrigan's compensation remained constant during the past fiscal year. In May 1999, the Compensation Committee determined to award Mr. Kerrigan annual incentive compensation in the form of a bonus of $400,000 based on Mr. Kerrigan's effective leadership and significant strategic accomplishments and on its assessment of Mr. Kerrigan's individual performance and contribution during the fiscal year ended March 31, 1999. The Compensation Committee has not yet determined the amount of any change in base salary, annual bonus or long term incentive compensation to be paid to Mr. Kerrigan for his performance and contributions during the current fiscal year.

        Impact of Section 162(m) of the Code

        The Committee notes that Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") limits, in certain circumstances, the deductibility of certain compensation, including stock-based compensation, in excess of $1 million paid to top executives by public companies. None of the compensation paid to the executive officers named in the Summary Compensation
Table exceeded the threshold for deductibility under Section 162(m). See "EXECUTIVE COMPENSATION - Summary Compensation Table" above. The Compensation Committee reviews the potential effect of Section 162(m) periodically and evaluates its effect on compensation paid to the Company's executive officers.

The Compensation Committee

David A. Donnini
Dr. Arthur B. Laffer
Mr. Stephen G. Cerri

STOCK PERFORMANCE GRAPH

        The graph below compares the cumulative total stockholder return of the Company from July 23, 1996 through March 31, 2000 (the last day that the Nasdaq National Market was open during the Company's 2000 fiscal year) with the cumulative total return of the NASDAQ Composite Index and the Russell 2000 Index for the same periods. The graph assumes the investment of $100 in shares of Common Stock, the NASDAQ Composite Index and the Russell 2000 Index on July 23, 1996, the date of the initial public offering of the Company, and the reinvestment of all distributions and dividends.

                                      COMPARISON OF CUMULATIVE TOTAL RETURN OF COINMACH LAUNDRY
                                     CORPORATION, NASDAQ COMPOSITE INDEX AND RUSSELL 2000 INDEX

[GRAPHIC OMMITTED]

                         JULY   SEPT.    DEC.     MAR.     JUNE    SEPT.    DEC.    MAR.     JUNE    SEPT.   DEC.     MAR.   MAR.
                          23,    30,      31,     27,       27,     26,      26,     31,      30,     30,     31,      31,   31,
                         1996   1996     1996     1997     1997    1997     1997    1998     1998    1998    1998     1999   2000
                         ----   ----     ----     ----     ----    ----     ----    ----     ----    ----    ----     ----   ----

Coinmach Laundry         $100    $144    $124     $121     $184    $176     $175    $151     $173     $71     $93      $73    $71
Corporation

NASDAQ Composite Index   $100    $111    $116     $114     $130    $152     $141    $165     $171    $153    $198     $222   $412

Russell 2000 Index       $100    $107    $112     $108     $123    $141     $135    $149     $142    $113    $131     $123   $167


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING ARRANGEMENTS

        The Company and each of Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR"), the holder of 3,008,402 shares of Common Stock (or approximately 22.8% of the outstanding Common Stock entitled to vote at the Annual Meeting), MCS Capital, Inc., a corporation controlled by Mr. Kerrigan ("MCS"), the holder of 329,369 shares of Common Stock (or approximately 2.5% of the outstanding Common Stock entitled to vote at the Annual Meeting), Mitchell Blatt, the holder of 298,845 shares of Common Stock (or approximately 2.3% of the outstanding Common Stock entitled to vote at the Annual Meeting), President and Fellows of Harvard College ("Harvard"), the holder of 70,273 shares of Common Stock (or approximately 0.5% of the outstanding Common Stock entitled to vote at the Annual Meeting), and Robert M. Doyle, Michael E. Stanky, Charles Prato, James N. Chapman, Michael Marrus, David Tulkop, Russell Harrison, Sash A. and Mary
Spencer, the holders of an aggregate of 175,298 shares of Common Stock (or approximately 1.3% of the outstanding Common Stock entitled to vote at the Annual Meeting), are parties to a Voting Agreement, dated July 23, 1996 (the "Voting Agreement"), pursuant to which such stockholders agreed to vote their shares of Common Stock so that the Board of Directors will consist of (i) two persons designated by GTCR (currently Messrs. Rauner and Donnini), (ii) two persons who are officers, employees or members of management of the Company and are designated by the holders of a majority of Common Stock held by executive officers of the Company (currently Messrs. Kerrigan and Blatt), (iii) two persons jointly designated by GTCR and Mr. Kerrigan (currently Mr. Chapman and Dr. Laffer), and (iv) one person designated by GTCR and approved by Mr. Kerrigan (currently Mr. Cerri).

         The following table sets forth certain information regarding the Common Stock beneficially owned as of June 28, 2000 for (i) each stockholder known by the Company to be the beneficial owner of five percent (5%) or more of the outstanding Common Stock; (ii) each of the Company's directors and (iii) each Named Executive officer.


                                      Amount and Nature of
    Beneficial Owner                  Beneficial Ownership   Percent of Class(1)
    ----------------                  --------------------   -------------------
Golder, Thoma, Cressey, Rauner,            3,008,402              22.8%
Fund IV, L.P.
6100 Sears Tower
Chicago, IL  60606

Strong Capital Management, Inc.           1,927,425(2)            14.6%
100 Heritage Reserve
Menomonee Falls, WI  53051

Prudential Insurance Company of           1,100,800(3)             8.4%
America
751 Broad Street
Newark, NJ  07102-3777

Robert Fleming, Inc.                      1,014,805(4)             7.7%
320 Park Avenue, 11th Floor
New York, NY  10022

Capital Guardian Trust Company              615,300(5)             4.7%
333 South Hope Street, 52nd Flr.
Los Angeles, CA  90071

Dimensional Fund Advisors, Inc.             778,600(6)             5.9%


OFFICERS AND DIRECTORS
----------------------
Stephen R. Kerrigan                         687,467(7)             5.21%

Mitchell Blatt                              508,845(8)             3.86%

Robert M.  Doyle                            247,790(9)             1.88%

Michael E.  Stanky                         187,846(10)             1.42%

John E.  Denson                             33,854(11)              *

Bruce V.  Rauner                         3,008,402(12)             22.8%

David A.  Donnini                        3,008,402(13)             22.8%

James N.  Chapman                           52,565(14)              *

Arthur B.  Laffer                           74,000(15)              *

Stephen G.  Cerri                           79,500(16)              *
                                         -------------             -----
All Officers and Directors as a          4,893,269(17)             35.1%
group (10 persons)

----------------
* Percentage of shares beneficially owned does not exceed 1% of Common Stock outstanding.

1 Share percentage ownership is rounded to nearest tenth of 1% and reflects the effect of dilution as a result of outstanding options to the extent such options are, or within 60 days from March 31, 2000 will become, exercisable. Shares underlying any option which was exercisable on March 31, 2000 or becomes exercisable within the 60 day period thereafter are deemed outstanding only for purposes of computing the share ownership and share ownership percentage of the holder of such option.

2 Based on a report on Schedule 13G filed by Strong Capital Management, Inc. ("Strong") with the SEC on May 10, 2000. Strong has sole voting power as to 1,501,600 shares and sole investment power as to 1,927,425 shares.

3 Based on a report on Schedule 13G/A filed by Prudential Insurance Company of America ("Prudential") with the SEC on January 31, 2000. Prudential has sole voting power as to 284,400 shares and shared voting power as to 816,400 shares. Prudential has sole investment power as to 284,400 shares and shared investment power as to 816,400 shares.

4 Based on a report on Schedule 13G filed by Robert Fleming Inc. with the SEC on February 7, 2000. 5 Based on a report on Schedule 13G filed by Capital Guardian Trust Company ("Capital") with the SEC as of December 31, 1999. Capital has sole voting power as to 494,100 shares and sole investment power as to 615,300 shares. Capital has disclaimed beneficial ownership of all shares pursuant to Rule 13d-4 of the Securities Exchange Act of 1934, as amended.

6 Based on a report on Schedule 13G filed by Dimensional Fund ("Dimensional") Advisors, Inc. with the SEC on February 4, 2000. Dimensional has sole voting power as to 778,600 shares and sole investment power as to 778,600 shares. Dimensional disclaims beneficial ownership of all such shares.

7 Includes shares beneficially owned by MCS Capital, Inc. ("MCS"), a corporation controlled by Mr. Kerrigan. Includes shares underlying options held by MCS to purchase an aggregate of 308,098 shares of Common Stock at an exercise price of $11.90 per share, all of which options are currently exercisable. Includes shares underlying options held by Mr. Kerrigan to purchase an aggregate of (i) 30,000 shares of Common Stock at an exercise price of approximately $23.05 per share and (ii) 20,000 shares of Common Stock at an exercise price of approximately $10.56 per share, all of which options are currently exercisable. Does not include shares underlying options held by Mr. Kerrigan to purchase an aggregate of (i) 20,000 shares of Common Stock at an exercise price of approximately $23.05 per share and
     (ii) 30,000 shares of Common Stock at an exercise price of approximately $10.56 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

8 Includes shares underlying options to purchase an aggregate of (i) 100,000 shares of Common Stock at an exercise price of $11.90 per share, (ii) 60,000 shares of Common Stock at an exercise price of $14.00 per share,
     (iii) 18,000 shares of Common Stock at an exercise price of approximately $23.05 per share and (iv) 12,000 shares of Common Stock at an exercise price of approximately $10.56 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of (i) 40,000 shares of Common Stock at an exercise price of $14.00 per share, (ii) 12,000 shares of Common Stock at an exercise price of approximately $23.05 per share and (iii) 18,000 shares of Common Stock at an exercise price of $10.56 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

9 Includes shares underlying options to purchase an aggregate of (i) 151,890 shares of Common Stock at an exercise price of $11.90 per share, (ii) 12,000 shares of Common Stock at an exercise price of approximately $23.05 per share and (iii) 8,000 shares of Common Stock at an exercise price of $10.56 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of (i) 20,000 shares of Common Stock at an exercise price of $11.90 per share, (ii) 8,000 shares of Common Stock at an exercise price of approximately $23.05 per share and (iii) 12,000 shares of Common Stock at an exercise price of $10.56 per share, all of which options are not currently exercisable nor become exercisable within the next 60 days.

10 Includes shares underlying options to purchase an aggregate of (i) 103,521 shares of Common Stock at an exercise price of $11.90 per share, (ii) 50,000 shares of Common Stock at an exercise price of $14.00 per share,
     (iii) 6,000 shares of Common Stock at an exercise price of approximately $22.31 per share and (iv) 4,000 shares of Common Stock at an exercise price of $10.56 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of (i) 4,000 shares of Common Stock at an exercise price of approximately $22.31 per share and (ii) 6,000 shares of Common Stock at an exercise price of $10.56 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

11 Includes shares underlying options to purchase an aggregate of (i) 26,299 shares of Common Stock at an exercise price of $11.90 per share, (ii) 3,000 shares of Common Stock at an exercise price of approximately $23.31 per share and (iii) 4,000 shares of Common Stock at an exercise price of $10.56 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of (i) 2,000 shares of Common Stock at an exercise price of approximately $23.31 per share and
     (ii) 6,000 shares of Common Stock at an exercise price of $10.56 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

12 All such shares are held by GTCR Fund IV, of which GTCR IV, L.P. ("GTCR IV"), is the general partner. Mr. Rauner is a principal of Golder, Thoma, Cressey, Rauner, Inc., the general partner of GTCR IV. Mr. Rauner disclaims beneficial ownership of such shares. 13 All such shares are held by GTCR Fund IV, of which GTCR IV is the general partner. Mr. Donnini is a principal of Golder, Thoma, Cressey, Rauner, Inc., the general partner of GTCR IV. Mr. Donnini disclaims beneficial ownership of such shares. 14 Includes shares underlying options to purchase an aggregate of (i) 28,756 shares of Common Stock at an exercise price of $11.90 per share, and (ii) 13,248 shares of Common Stock at an exercise price of approximately $11.69 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of 52,996 shares of Common Stock at an exercise price of approximately $11.69 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

15 Includes shares underlying options to purchase an aggregate of (i) 60,000 shares of Common Stock at an exercise price of $14.00 per share, and (ii) 14,000 shares of Common Stock at an exercise price of approximately $11.69 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of 21,000 shares of Common Stock at an exercise price of $11.69 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

16 Represents shares underlying options to purchase an aggregate of (i) 60,000 shares of Common Stock at an exercise price of $14.00 per share, and (ii) 14,000 shares of Common Stock at an exercise price of approximately $11.69 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of 21,000 shares of Common Stock at an exercise price of $11.69 per share and, none of which options are currently exercisable nor become exercisable within the next 60 days.

17 In calculating the shares beneficially owned by executive officers and directors as a group, 3,008,402 shares of Common Stock owned by GTCR Fund IV and included in the beneficial ownership amounts of each of Messrs. Rauner and Donnini are included only once. In calculating the percentage of shares beneficially owned by executive officers and directors as a group, the shares of Common Stock underlying all options which are currently exercisable or become exercisable within the next 60 days are deemed outstanding.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AND CONSULTING SERVICES

        During the last fiscal year, the Company paid Mr. Chapman, a director of the Company, $180,000 for general financial advisory and investment banking services.

REGISTRATION RIGHTS AGREEMENT

        The Company and GTCR, MCS and Messrs. Blatt, Doyle, Stanky and Chapman are parties to a registration rights agreement, dated July 26, 1995 (the "Company Registration Agreement"), pursuant to which the Company granted such parties certain rights with respect to the registration under the Securities Act, for resale to the public, of their respective Registrable Securities (as defined in the Company Registration Agreement). The Company Registration Agreement provides that, among other things, GTCR has the right to "demand" registrations under the Securities Act with respect to all or a portion of GTCR's Registrable Securities. The Company Registration Agreement also provides for customary provisions regarding the priority among holders of securities with respect to the number of shares to be registered pursuant to any demand or piggyback registration and indemnification by the Company of the holders of Registrable Securities.

CERTAIN LOANS TO MEMBERS OF MANAGEMENT

        As of June 28, 2000, Mr. Kerrigan (directly and indirectly through MCS, an entity controlled by Mr. Kerrigan) and Mr. Blatt owed the Company $395,257 and $275,257, respectively, plus interest accrued thereon. During the last fiscal year, the largest aggregate amount owed to the Company by Mr. Kerrigan (directly and indirectly through MCS) and Mr. Blatt equaled $489,528 and $339,528, respectively, plus interest accrued thereon. The indebtedness of each of MCS and Mr. Blatt is evidenced by (i) two promissory notes dated January 31, 1995 in the original principal amount of $140,000; (ii) two promissory notes dated July 26, 1995 in the original amount of $52,370; and (iii) two promissory notes dated May 3, 1996 in the original amount of $21,797. Each such note accrues interest at a rate of 8% per annum and was delivered to the Company in connection with the purchase of the Company's securities by MCS and Mr. Blatt. The promissory notes dated January 31, 1995 are payable in four equal annual installments commencing on January 31, 1996. The promissory notes dated July 26, 1995 and May 3, 1996 are payable in eight equal annual installments commencing on July 26, 1996 and May 3, 1996, respectively. During the 2000 Fiscal Year, the Company forgave the repayment of approximately (i) $45,393 by each of MCS and Mr. Blatt, which amounts represent the aggregate amount of the fourth installment of principal and interest owed by MCS and Mr. Blatt under the notes dated January 31, 1995 and July 26, 1995, and (ii) $2,725 by each of MCS and Mr. Blatt, which amounts represent the aggregate amount of the second installment of principal and interest owed by MCS and Mr. Blatt under the notes dated May 3, 1996. On May 5, 1999, the Company agreed to extend a loan of $250,000 to Mr. Blatt, which loan is evidenced by a promissory note providing, among other things, that such loan (i) be repaid in a single payment on the third anniversary of such loan and (ii) accrue interest at a rate of 8% per annum. A payment of $20,000 in principal was made by Mr. Blatt on June 7, 1999. Such loan is also secured by a pledge of all the Common Stock held by Mr. Blatt.

Relocation Loans

        In connection with the Company's establishment of a corporate development office in Charlotte, North Carolina and the relocation of Messrs. Kerrigan and Denson to such office in September 1996 and March 1997, respectively, Coinmach extended loans to each of Messrs. Kerrigan and Denson in the principal amounts of $500,000 ($350,000 of which is reflected in the $395,257 owed by Mr. Kerrigan to the Company as of June 28, 2000) and $80,000, respectively. The loan to Mr. Denson (the "Denson Loan") is an interest free demand loan. The Company forgave an aggregate of $40,000 on the Denson Loan, $20,000 of which was forgiven during the 2000 Fiscal Year and $20,000 of which was forgiven during the 1999 Fiscal Year. The loan to Mr. Kerrigan (the "Kerrigan Loan") provides for the repayment of principal and interest in five equal annual installments commencing in July 1997 (each payment date, a "Payment Date") and accrual of interest at a rate of 7.5% per annum. During the fiscal year ended March 31, 1998, the Board determined to extend the Kerrigan loan an additional five years providing for repayment of outstanding principal and interest in equal annual installments ending July 2006. The Kerrigan Loan provides that payments of principal and interest will be forgiven on each Payment Date provided that Mr. Kerrigan is employed by Coinmach on such Payment Date. If Mr. Kerrigan ceases to be employed by Coinmach for a reason other than (i) a change in control of Coinmach, (ii) the death or disability of Mr. Kerrigan while employed by Coinmach, or (iii) cause (as defined in the Kerrigan Loan) (each, a "Termination Event"), then all outstanding amounts due under the Kerrigan Loan will be forgiven as of the date of the Termination Event. If Mr. Kerrigan's employment is terminated upon the occurrence of any event that is not a Termination Event, then all outstanding amounts due under the Kerrigan Loan will become due and payable within 30 business days following the termination of Mr. Kerrigan's employment.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) Financial Statements -- see Index to Financial Statements appearing on Page F-1.

     (2)  Exhibits:


EXHIBIT
NUMBER(1)                                      DESCRIPTION
---------                   ----------------------------------------------------

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

EXHIBIT
NUMBER(1)                                      DESCRIPTION
---------                   ----------------------------------------------------

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

   EXHIBIT
   NUMBER(1)                                  DESCRIPTION
   ---------                ----------------------------------------------------

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

    EXHIBIT
    NUMBER(1)                                  DESCRIPTION
    ---------               ----------------------------------------------------

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

    EXHIBIT
    NUMBER(1)                                  DESCRIPTION
    ---------               ----------------------------------------------------

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

    EXHIBIT
    NUMBER(1)                                  DESCRIPTION
    ---------               ----------------------------------------------------

      10.51 Holders Pledge Agreement, dated January 8, 1997, made by Coinmach Laundry to Bankers Trust and Richard F. Enthoven, as Seller Agent (incorporated by reference from exhibit 10.64 to Coinmach Laundry's Form 10-K for the fiscal year ended March 28, 1997, file number 1-11907)

      10.52 Borrower Pledge Agreement, dated January 8, 1997, made by Coinmach to Bankers Trust (incorporated by reference from exhibit 10.65 to Coinmach Laundry's Form 10-K for the fiscal year ended March 28, 1997, file number 1-11907)

      10.53 Security Agreement, dated January 8, 1997, between Coinmach and Bankers Trust and the Assignment of Security Interest in United States Trademarks and Patents (incorporated by reference from exhibit
                            10.66 to Coinmach Laundry's Form 10-K for the fiscal year ended March 28, 1997, file number 1-11907)

      10.54 Collateral Assignment of Leases, dated January 8, 1997, by Coinmach in favor of Bankers Trust (incorporated by reference from exhibit 10.67 to Coinmach Laundry's Form 10-K for the fiscal year ended March 28, 1997, file number 1-11907)

      10.55 Collateral Assignment of Location Leases, dated January 8, 1997, by Coinmach in favor of Bankers Trust (incorporated by reference from exhibit 10.68 to Coinmach Laundry's Form 10-K for the fiscal year ended March 28, 1997, file number 1-11907)

     10.56 Amendment to Investor Purchase Agreements, dated January 8, 1997, by and among Coinmach Laundry, GTCR Fund IV, Coinmach, Heller, Jackson National Life Insurance Company, individually and as successor by merger with Jackson National Life Insurance Company of Michigan (collectively, "JNL"), Harvard, James N. Chapman and Michael E. Marrus (incorporated by reference from exhibit 10.69 to Coinmach Laundry's Form 10-K for the fiscal year ended March 28, 1997, file number 1-11907)

      10.57 Amendment to Investor Purchase Agreement, dated January 8, 1997, by and among Coinmach Laundry, GTCR Fund IV, Heller, JNL, Harvard, MCS Capital, Inc., James N. Chapman, Michael E. Marrus, Mitchell Blatt and Michael Stanky (incorporated by reference from exhibit 10.70 to Coinmach Laundry's Form 10-K for the fiscal year ended March 28, 1997, file number 1-11907)

      10.58                 Promissory  Note,  dated March 24, 1997,  of John E.
                            Denson in favor of Coinmach (incorporated by reference from exhibit 10.71 to Coinmach Laundry's Form 10-K for the fiscal year ended March 28, 1997, file number 1-11907)

      10.59 Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing, made by Coinmach to Bankers Trust, as executed on March 27, 1997 and recorded with the County Clerk of Dallas County, Texas on April 7, 1997 (incorporated by reference from exhibit 10.72 to Coinmach Laundry's Form 10-K for the fiscal year ended March 28, 1997, file number 1-11907)

      10.60 Asset Purchase Agreement, dated July 17, 1997, by and among Whitmer Vend-O-Mat Laundry Services, Inc., Stephen P. Close, Kimberly A. Close, Ruth D. Close, Kimberly A. Close, Ruth D. Close and Stephen P. Close, as trustees of the Alvin D. Close Trust, SPC Management, Inc. and Coinmach (incorporated by reference from exhibit number 10.57 to Coinmach's Form 10-Q for the quarterly period ended September 26, 1997, file number 1- 11907)

    EXHIBIT
    NUMBER(1)                                  DESCRIPTION
    ---------               ----------------------------------------------------

     10.61 Stock Purchase Agreement, dated July 17, 1997, by and among Kimberly A. Close, Stephen P. Close, Ruth D. Close, Kimberly A. Close, Ruth D. Close and Stephen
                           P. Close, as trustees of the Alvin D. Close Trust, National Coin Laundry Holding, Inc, National Coin Laundry, Inc., National Laundry Equipment Company and Coinmach (incorporated by reference from exhibit number 10.56 to Coinmach's Form 10-Q for the quarterly period ended September 26, 1997, file number 1-11907)

     10.62 Amendment No. One and Waiver, dated as of June 2, 1997, to the Credit Agreement dated as of January 8, 1997, among Coinmach, Coinmach Laundry, the lending institutions named therein, Bankers Trust, First Union and Lehman (incorporated by reference from exhibit number 10.73 to Coinmach Laundry's Form 10-Q for the quarterly period ended June 27, 1997, file number 1-11907)

     10.63 Amendment No. Two and Waiver, dated as of October 7, 1997, to the Credit Agreement, dated as of January 8, 1997, as amended by Amendment No. 1 dated as of June 2, 1997, among Coinmach, Coinmach Laundry, the lending institutions from time to time a party thereto, Bankers Trust, First Union and Lehman (incorporated by reference from exhibit number 10.4 to Coinmach Laundry's Form 8-K/A Amendment No. 1 dated October 8, 1997, file number 1-11907)

     10.64 Indenture, dated as of October 8, 1997, by and between Coinmach and State Street ("State Street") (incorporated by reference from exhibit number 4.1 to Coinmach Laundry's Form 8-K dated October 8, 1997, file number 1-11907)

     10.65 Purchase Agreement, dated as of October 1, 1997, by and among Coinmach, Jefferies and Company, Inc. ("Jefferies"), Lazard, BT Alex. Brown Incorporated ("BT Alex. Brown") and First Union Capital Markets Corp. (incorporated by reference from exhibit 10.1 to Coinmach Laundry's Form 8-K dated October 8, 1998, file number 1-11907)

     10.66 Registration Rights Agreement, dated October 8, 1997, by and among Coinmach, Jefferies, Lazard, BT Alex. Brown and First Union Capital Markets Corp. (incorporated by reference from exhibit 10.2 to Coinmach Laundry's Form 8-K dated October 8, 1998, file number 1- 11907)

     10.67 Second Supplement Indenture, dated as of October 8, 1997 (Supplement to Indenture dated as of November 11, 1995) from Coinmach to State Street Bank (incorporated by reference from exhibit 10.3 to Coinmach Laundry's Form 8-K dated October 8, 1998, file number 1- 11907)

     10.68 Amended and Restated Employment Agreement, dated September 5, 1996, by and between John E. Denson and Coinmach (incorporated by reference from exhibit 10.4 to Coinmach Laundry's Registration Statement on Form S-3, file number 333-37881)

     10.69 Form of Underwriting Agreement, dated as of November, 1997, by and among Coinmach Laundry, BT Alex. Brown, Lehman Brothers, Inc., Raymond James & Associates, Inc., Wheat, First Securities, Inc. and Jefferies (incorporated by reference from exhibit 1.1 to Coinmach Laundry's Registration Statement on Form S-3, file number 333-37881)

     10.70 Purchase Agreement, dated as of January 20, 1998, by and among Coinmach, Matthew A. Spagat, Jerome P. Seiden, Macke Laundry Service Midwest Limited Partnership, JPS Laundry, Inc., Macke Laundry Service, Inc., Coin Controlled Washers, Inc., Macke Laundry Service-Central Limited Partnership, Macke Services-Texas, Inc., Superior Coin, Inc., Superior Coin II, Inc., and Advance/Macke Domestic Machines, Inc. (incorporated by reference from exhibit 10.59 to Coinmach Laundry's Form 8-K dated March 2, 1998, file number 1-11907)

    EXHIBIT
    NUMBER(1)                                  DESCRIPTION
    ---------              -----------------------------------------------------

     10.71 Amendment No. 1, dated as of March 2, 1998, to Purchase Agreement, dated as of January 20, 1998, by and among Coinmach, Matthew A. Spagat, Jerome P. Seiden, Macke Laundry Service Midwest Limited Partnership, JPS Laundry, Inc., Macke Laundry Service, Inc., Coin Controlled Washers, Inc., Macke Laundry Service-Central Limited Partnership, Macke Services-Texas, Inc., Superior Coin, Inc., Superior Coin II, Inc., and Advance/Macke Domestic Machines, Inc. (incorporated by reference from exhibit 10.60 to Coinmach Laundry's Form 8-K dated March 2, 1998, file number 1-11907)

     10.72 Second Amended and Restated Credit Agreement, dated as of March 2, 1998, among Coinmach, Coinmach Laundry, First Union, as Syndication Agent, Bankers Trust, as Administrative Agent, and the Banks party thereto (incorporated by reference from exhibit 10.61 to Coinmach Laundry's Form 8-K dated March 2, 1998, file number 1-11907)

     10.73 First Amendment to the Second Amended and Restated Credit Agreement, dated as of March 2, 1998, among Coinmach, Coinmach Laundry, First Union, as Syndication Agent, Bankers Trust, as Administrative Agent, and the Banks party thereto (incorporated by reference from exhibit 10.62 to Coinmach Laundry's Form 8-K dated March 2, 1998, file number 1-11907)

     10.74 Supply Agreement, dated as of May 13, 1997, by and among Coinmach, SLEC and Raytheon Appliances, Inc. (incorporated by reference from exhibit 10.58 to Coinmach Laundry's Form 10-Q for the quarterly period ended December 26, 1997, file number 1-11907)

     10.75                 Supply  Agreement,  dated as of May 1,  1998,  by and
                           among Coinmach, SLEC and Raytheon Commercial Laundries, LLC (certain portions of this exhibit were omitted pursuant to the grant of a request for confidential treatment)

     10.76 Agreement and Plan of Merger, dated as of May 12, 2000, between CLC Acquisition Corporation and Coinmach Laundry Corporation (incorporated by reference from exhibit number 1 to Coinmach Laundry's
                           Schedule  14D-9  dated  May  26,  2000,  file  number
                           1-11907)

     16.1 Letter, dated June 29, 1995, from Arthur Andersen LLP to the Securities and Exchange Commission regarding change in certifying accountants (incorporated by reference from exhibit number 16.1 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

     21.1                  Subsidiaries of Coinmach Laundry

     27.1                  Financial Data Schedule

----------------
(1) Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.



     (b)  Reports on Form 8-K.

              During the year ended March 31, 2000, the Company did not file any reports on Form 8-K.


     (c)  Exhibits -- See (a)(2) above.


     (d)  None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roslyn, State of New York on June 28, 2000.

                           COINMACH LAUNDRY CORPORATION


                           By:  /s/ STEPHEN R. KERRIGAN
                                -------------------------------
                                Stephen R. Kerrigan
                                Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Date: June 28, 2000        By: /s/ STEPHEN R. KERRIGAN
                               -------------------------------------------
                                       Stephen R. Kerrigan
                               Chairman of the Board of Directors and
                           Chief Executive Officer (Principal Executive Officer)


Date: June 28, 2000        By: /s/ MITCHELL BLATT
                                ------------------------------------------
                                             Mitchell Blatt
                           Director, President and Chief Operating Officer


Date: June 28, 2000        By: /s/ ROBERT M. DOYLE
                              --------------------------------------------
                                             Robert M. Doyle
                            Chief Financial Officer, Senior Vice President
                                        Secretary and Treasurer
                            (Principal Financial and Accounting Officer)


Date: June 28, 2000        By: /s/ JOHN E. DENSON
                               --------------------------------------------
                                              John E. Denson
                               Senior Vice President - Corporate Development


Date: June 28, 2000        By:  /s/ MICHAEL STANKY
                               --------------------------------------------
                                              Michael Stanky
                                           Senior Vice President



Date: June 28, 2000        By: /s/ DAVID A. DONNINI
                               --------------------------------------------
                                           David A. Donnini
                                              Director

Date: June 28, 2000        By:  /s/ JAMES N. CHAPMAN
                                --------------------------------------------
                                             James N. Chapman
                                                 Director



Date: June 28, 2000        By:  /s/ BRUCE V. RAUNER
                              --------------------------------------------
                                              Bruce V. Rauner
                                                 Director



Date: June 28, 2000        By:  /s/ STEPHEN G. CERRI
                              --------------------------------------------
                                             Stephen G. Cerri
                                                 Director


Date: June 28, 2000        By:  /s/ ARTHUR B. LAFFER
                              --------------------------------------------
                                             Arthur B. Laffer
                                                 Director

                  Coinmach Laundry Corporation and Subsidiaries

                   Index to Consolidated Financial Statements




Report of Independent Auditors..........................................  F-1

As of March 31, 2000 and March 31, 1999:
   Consolidated Balance Sheets..........................................  F-2
For the Years Ended March 31, 2000, 1999 and 1998:
   Consolidated Statements of Operations................................  F-3
   Consolidated Statements of Stockholders' Equity......................  F-4
   Consolidated Statements of Cash Flows................................  F-6
Notes to Consolidated Financial Statements..............................  F-8

                         Report of Independent Auditors

To the Board of Directors of
   Coinmach Laundry Corporation

We have audited the accompanying consolidated balance sheets of Coinmach Laundry Corporation and Subsidiaries (the "Company") as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Laundry Corporation and Subsidiaries at March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ ERNST & YOUNG LLP



Melville, New York

May 17, 2000, except for paragraph 2 of Note 12, as to which the date is May 26, 2000

                  Coinmach Laundry Corporation and Subsidiaries

                           Consolidated Balance Sheets

                            (In thousands of dollars)

                                                                                            March 31
                                                                                      2000             1999
                                                                                ----------------- ----------------
Assets
Cash and cash equivalents                                                         $     23,174      $     26,515
Receivables, less allowance of $638 and $618                                            10,206             8,107
Inventories                                                                             17,770            16,328
Prepaid expenses                                                                         6,977             6,552
Advance location payments                                                               77,212            79,705

Land, property and equipment:
   Laundry equipment and fixtures                                                      361,291           301,894
   Land, building and improvements                                                      41,693            34,830
   Trucks and other vehicles                                                            13,819            10,223
                                                                                ----------------- ----------------
                                                                                       416,803           346,947
   Less accumulated depreciation and amortization                                     (179,643)         (123,337)
                                                                                ----------------- ----------------
Net property and equipment                                                             237,160           223,610

Contract rights, net of accumulated amortization of $102,307
   and $70,602                                                                         384,680           413,014
Goodwill, net of accumulated amortization of $28,248 and $20,318                       101,253           109,025
Other assets                                                                            17,741            18,440
                                                                                ----------------- ----------------
Total assets                                                                       $   876,173       $   901,296
                                                                                ================= ================

Liabilities and Stockholders' Equity
Accounts payable                                                                   $    20,769       $    20,478
Accrued rental payments                                                                 28,445            26,888
Accrued interest                                                                        15,786            15,516
Other accrued expenses                                                                  12,972            13,366
Deferred income taxes                                                                   74,022            81,494
11-3/4% Senior Notes                                                                   296,655           296,655
Premium on 11-3/4% Senior Notes, net                                                     6,789             8,023
Credit facility indebtedness                                                           382,020           384,003
Other long-term debt                                                                     6,394             6,833

Stockholders' equity:
   Common stock                                                                            132               132
   Capital in excess of par value                                                      105,026           104,231
   Accumulated deficit                                                                 (72,693)          (56,104)
                                                                                ----------------- ----------------
                                                                                        32,465            48,259
   Treasury stock                                                                           (8)                -
   Receivables from stockholders                                                          (136)             (219)
                                                                                ----------------- ----------------
Total stockholders' equity                                                              32,321            48,040
                                                                                ----------------- ----------------
Total liabilities and stockholders' equity                                         $   876,173       $   901,296
                                                                                ================= ================

See accompanying notes.

                  Coinmach Laundry Corporation and Subsidiaries

                      Consolidated Statements of Operations

                (In thousands of dollars, except per share data)


                                                                       Year ended March 31
                                                            2000              1999              1998
                                                      ------------------------------------------------------
Revenues                                                 $   527,079       $   505,323      $   324,887

Costs and expenses:
   Laundry operating expenses                                349,925           331,647          217,333
   General and administrative expenses                         8,441             8,017            6,194
   Depreciation and amortization                             123,002           113,448           75,453
   Stock based compensation charge                               783             1,269            1,446
                                                      ------------------------------------------------------
                                                             482,151           454,381          300,426
                                                      ------------------------------------------------------

Operating income                                              44,928            50,942           24,461

Interest expense, net                                         67,326            65,995           44,662
                                                      ------------------------------------------------------
Loss before income taxes                                     (22,398)          (15,053)         (20,201)
                                                      ------------------------------------------------------

Provision (benefit) for income taxes:
   Current                                                     1,743             1,264              299
   Deferred                                                   (7,552)           (4,343)          (5,633)
                                                      ------------------------------------------------------
                                                              (5,809)           (3,079)          (5,334)
                                                      ------------------------------------------------------
Net loss                                                 $   (16,589)      $   (11,974)     $   (14,867)
                                                      ======================================================

Basic and diluted net loss per share                     $     (1.26)      $     (0.91)     $     (1.32)
                                                      ======================================================

Weighted average common
   shares outstanding                                     13,171,868       13,167,783        11,242,006
                                                      ======================================================

See accompanying notes.

                  Coinmach Laundry Corporation and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

             (In thousands of dollars, except par value and shares)



                                     Balance                  Issuance                    Net Activity     Balance
                                    March 28,                 of Common    Stock Based    in Loans to    March 31,
                                      1997        Net Loss      Stock      Compensation   Stockholders       1998      Net Loss
                                   -------------- ----------- ------------ -------------- -------------- ------------- ----------
Voting Class A common stock,
   par value $.01: authorized
   shares--35,000,000; issued
   shares  end of
   period--12,687,135,                  $  100      $     -      $   27        $    -          $  -         $   127     $     -
   12,927,459 and 12,939,391
Non-voting Class B common
   stock, par value $.01:
   authorized shares--1,000,000;
   issued shares end of
   period--480,648, 240,324 and              5            -           -             -             -               5           -
   240,324
Capital in excess par value            53,160            -      48,576         1,342             -         103,078           -
Accumulated deficit                   (29,263)     (14,867)          -             -             -         (44,130)    (11,974)
                                  -------------- ----------- ------------ -------------- -------------- ------------- ----------
                                       24,002      (14,867)     48,603         1,342             -          59,080     (11,974)
Receivables from stockholders            (439)           -           -             -           104            (335)          -
                                  -------------- ----------- ------------ -------------- -------------- ------------- ----------
                                       $23,563     $(14,867)    $48,603       $1,342          $104         $58,745     $(11,974)
                                  ============== =========== ============ ============== ============== ============= ==========


                   Net
               Activity in                  Balance
 Stock Based     Loans to     Conversion   March 31,
 Compensation  stockholders    of Stock       1999
 ------------- ------------- ----------- -------------





      $   -         $   -        $  2       $   129





          -            -          (2)              3

     1,153             -           -       104,231
         -             -           -       (56,104)
 ------------- ------------- ----------- -------------
     1,153             -           -        48,259
         -           116           -          (219)
 ------------- ------------- ----------- -------------
     $1,153        $ 116        $  -       $48,040
 ============= ============= =========== =============



See accompanying notes.

                  Coinmach Laundry Corporation and Subsidiaries

             (In thousands of dollars, except par value and shares)


                                             Balance                                                             Net
                                          March 31, 1999              Issuance of                            Activity in   Balance
                                              Brought                   Common       Stock Based   Treasury    Loans to    March 31,
                                             Forward      Net Loss       Stock       Compensation    Stock   Stockholders    2000
                                         --------------- -----------  ------------  -------------  -------- -------------  ---------

Voting Class A common stock,
  par value $.01:
   Authorized shares--35,000,000;
     issued shares end of
     period--12,687,135,
     12,927,459 and 12,939,391             $     129     $       -       $   -         $   -       $      -       $  -     $    129
Non-voting Class B common stock,
  par value $.01: Authorized
  shares--1,000,000; issued shares
  end of period--480,648,
   240,324 and 240,324                              3             -           -             -              -          -           3
Capital in excess par value                   104,231             -          95           700              -          -     105,026
Accumulated deficit                           (56,104)      (16,589)          -             -              -          -     (72,693)
                                            ----------   -----------     ------        ------       --------       ----    ---------
                                               48,259       (16,589)         95           700              -          -      32,465
Purchase of Class A common stock                    -             -           -             -            (64)         -         (64)
Issuance of Class A common stock                    -             -           -             -             56          -          56
Receivables from stockholders                    (219)            -           -             -              -         83        (136)
                                            ----------   -----------     ------        ------        --------       ----   ---------
                                             $ 48,040     $ (16,589)      $  95         $ 700          $  (8)      $ 83    $ 32,321
                                            =========    ==========       =====        ======        ========       ====   =========


See accompanying notes.
                                      F-5

                  Coinmach Laundry Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                            (In thousands of dollars)


                                                                            Year ended March 31
                                                                   2000             1999               1998
                                                              -------------------------------------------------
Operating activities
Net loss                                                        $   (16,589)    $   (11,974)      $   (14,867)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                   56,601          52,135            30,649
     Amortization of advance location payments                       24,622          20,339            11,280
     Amortization of intangibles                                     41,779          40,974            33,524
     Deferred income taxes                                           (7,552)         (4,343)           (5,633)
     Amortization of debt discount and deferred issue costs
                                                                      1,775           1,824             1,091
     Amortization of premium on 11-3/4% Senior Notes
                                                                     (1,234)         (1,235)             (617)
     Stock based compensation                                           783           1,269             1,446
     Change in operating assets and liabilities, net of
       businesses acquired:
         Other assets                                                (2,732)         (1,462)           (3,027)
         Receivables, net                                            (2,099)            469             1,406
         Inventories and prepaid expenses                            (1,588)         (1,596)           (2,898)
         Accounts payable                                               292           3,327               719
         Accrued interest, net                                          270           1,052             4,281
         Other accrued expenses, net                                 (4,070)          2,172             1,196
                                                              --------------- ----------------- --------------
Net cash provided by operating activities                            90,258         102,951            58,550
                                                              --------------- ----------------- --------------

Investing activities
Additions to property and equipment                                 (69,317)        (62,082)          (42,468)
Advance location payments to location owners                        (19,087)        (22,052)          (13,330)
Additions to net assets related to acquisitions of
   businesses (net of promissory notes of
   $2,250 in 1998)                                                        -         (97,531)         (295,676)
Sale of property and equipment                                            -               -               599
                                                              --------------- ----------------- --------------
Net cash used in investing activities                               (88,404)       (181,665)         (350,875)
                                                              --------------- ----------------- --------------

                  Coinmach Laundry Corporation and Subsidiaries

                            (In thousands of dollars)


                                                                            Year ended March 31
                                                                   2000            1999             1998
                                                              -----------------------------------------------
Financing activities
Debt transactions:
   Net (repayments) proceeds from credit facility               $  (1,983)      $  87,736        $  166,267
   Net (repayments) borrowings of bank and other borrowings
                                                                     (398)         (1,639)              396
   Principal payments on capitalized lease obligations
                                                                   (2,902)         (2,894)           (1,173)
   Deferred debt issuance costs                                         -            (430)           (9,015)
   Proceeds from issuance of 11-3/4% senior notes                       -               -           109,875
   Repayment of 9-7/8% promissory note                                                  -           (15,000)
Equity transactions:
   Net proceeds from public offering of common stock
                                                                        -               -            48,702
   Proceeds from issuance of common stock                              96               -                 -
   Purchase of treasury stock                                          (8)              -                 -
                                                              --------------- ----------------- --------------
Net cash (used in) provided by financing activities                (5,195)         82,773           300,052
                                                              --------------- ----------------- --------------
Net (decrease) increase in cash and cash equivalents               (3,341)          4,059             7,727
Cash and cash equivalents, beginning of year                       26,515          22,456            14,729
                                                              --------------- ----------------- --------------
Cash and cash equivalents, end of year                          $  23,174       $  26,515        $   22,456
                                                              =============== ================= ==============

Supplemental disclosure of cash flow information
Interest paid                                                   $  66,543       $  64,418        $   38,385
                                                              =============== ================= ==============
Income taxes paid                                               $   2,829       $     477        $      358
                                                              =============== ================= ==============

Noncash financing activities
Acquisition of fixed assets through capital leases              $   3,361       $   2,307        $    1,111
                                                              =============== ================= ==============


See accompanying notes.

                  Coinmach Laundry Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 2000



1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry"), and its wholly-owned subsidiaries (collectively the "Company") which includes Coinmach Corporation ("Coinmach"). The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. At March 31, 2000, the Company owned and operated approximately 790,000 washers and dryers in approximately 79,000 locations on routes throughout the United States and in 184 retail laundromats located throughout Texas and Arizona. The Company provides laundromat services at all such retail locations. Super Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of Coinmach, is a laundromat equipment distribution company. The Company also leases laundry equipment and other household appliances to corporate relocation entities, individuals, property owners and managers of multi-family housing properties.

All material intercompany accounts and transactions have been eliminated in consolidation.

Recognition of Revenues

The Company has agreements with various property owners that provide for the Company's installation and operation of laundry machines at various locations in return for a commission. These agreements provide for both contingent
(percentage of revenues) and fixed commission payments. The Company reports revenues from laundry machines on the accrual basis and has accrued the cash estimated to be in the machines at the end of each fiscal year.

                  Coinmach Laundry Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Super Laundry's customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations; including location identification, construction, plumbing, electrical wiring and all required permits. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Sales of laundromats amounted to approximately $29.1 million, $25.3 million and $21.8 million in 2000, 1999 and 1998, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                       March 31
                                  2000              1999
                              ------------     ------------

Laundry equipment              $   13,273      $   11,785
Machine repair parts                4,497           4,543
                              ------------     ------------
                               $   17,770      $   16,328
                              ============     ============

               Coinmach Laundry Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Land, Property and Equipment

Property, equipment and leasehold improvements are carried at cost and are depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives or lease life, whichever is shorter.

Laundry equipment, installation costs and fixtures              5 to 8 years
Leasehold improvements and decorating costs                     5 to 8 years
Trucks and other vehicles                                       3 to 4 years

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

Management evaluates the realizability of the goodwill and contract rights balances (if there are indicators of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of goodwill or contract rights has occurred.

               Coinmach Laundry Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Advance Location Payments

Advance location payments to location owners are amortized on a straight-line basis over the contract term, which generally ranges from 5 to 10 years.

Loss Per Share

Basic and diluted loss per share for 2000, 1999 and 1998 was calculated based upon the weighted average number of common shares outstanding. Conversion of common equivalent shares (stock options) was not assumed since the results would have been antidilutive.

Employee Stock Options

Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based
Compensation ("APB No. 25"), but are required to disclose in the financial statement footnotes, pro forma net (loss) income and per share amounts as if the Company had applied the new method of accounting for all grants made during 1996 and thereafter. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. The Company has elected to continue to follow APB No. 25 in accounting for stock options and has adopted the disclosure requirements of SFAS No. 123 (see Note 7d).

               Coinmach Laundry Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity, (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

Income Taxes

The Company accounts for income taxes pursuant to the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Any deferred tax assets recognized for net operating loss carryforwards and other items are reduced by a valuation allowance when it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $1.8 million, $1.3 million and $1.2 million, for 2000, 1999 and 1998, respectively.

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of the Company evaluates the requirement to recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Company management believes that no impairment to its long-lived assets has occurred.

               Coinmach Laundry Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

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

Currently, the Company's only exposure to derivatives is interest rate swap transactions (see Note 4b) and, therefore, the Company does not believe SFAS No. 133 will have a significant impact on the earnings and financial position of the Company. The Company will adopt the Statement as required for its first quarter filing of the year ending March 31, 2001.

Recently Issued Pronouncement

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No.
25. Interpretation No. 44 provides additional guidance on the recognition of compensation expense, the definition of an employee, stock option repricings, and the impact of other modifications related to stock options. Interpretation No. 44 is effective July 1, 2000 and should generally be applied prospectively to grants of options after July 1, 2000. The Company has adopted Interpretation No. 44 and such adoption had no effect on operations or the financial condition of the Company.

               Coinmach Laundry Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Fiscal Year

On March 6, 1998, the Company changed its fiscal year end to the twelve consecutive months ending March 31. The Company's fiscal year had been the 52 or 53 week period ending on the last Friday in March. The impact of this change in 1998 was not material to the financial statements taken as a whole. The years ended March 31, 1998, 1999 and 2000 are referred to as "1998", "1999" and "2000", respectively.

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

               Coinmach Laundry Corporation and Subsidiaries

2. Business Combinations (continued)

c. Other Acquisitions

During the 1999 fiscal year, the Company made acquisitions of several small route businesses for cash purchase prices aggregating approximately $39.5 million. The excess of cost over the net assets acquired amounted to approximately $33.1 million of which approximately $26.7 million has been allocated to contract rights and approximately $6.4 million has been allocated to goodwill.

During the 1998 fiscal year, the Company made acquisitions of several small route businesses or assets of businesses with purchase prices aggregating approximately $84 million, of which the Company paid approximately $81.8 million in cash and $2.3 million in promissory notes issued by the Company, which are included in other long-term debt. The excess of cost over the net assets acquired amounted to approximately $63.6 million of which approximately $47.1 million has been allocated to contract rights and approximately $16.5 million has been allocated to goodwill.

All acquisitions have been accounted for as purchases and, accordingly, assets and liabilities have been recorded at their estimated fair values at the dates of acquisition and the results of operations are included subsequent to that date.

The following table reflects unaudited pro forma combined results of operations of the Company and the 1999 and 1998 acquired businesses described above as if the acquisitions had taken place at the beginning of 1998 (in thousands, except per share data):
                                                      Year ended March 31,
                                                     1999               1998
                                                 ------------      -------------

Revenues                                         $   516,898       $   500,489
Net loss                                             (12,248)          (18,615)
Basic and diluted net loss per common share             (.93)            (1.66)

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

2. Business Combinations (continued)

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions described above been consummated at the beginning of 1998 or of the results of future operations of the combined companies under the ownership and management of the Company.


3. Receivables

Receivables consist of the following (in thousands):

                                                    March 31,
                                             2000            1999
                                          ------------   ------------

Trade receivables                         $    9,725     $   7,220
Notes receivable                                 257           469
Other                                            862         1,036
                                          ------------   ------------
                                              10,844         8,725
Allowance for doubtful accounts                  638           618
                                          ------------   ------------
                                          $   10,206     $   8,107
                                          ============   ============

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

               Coinmach Laundry Corporation and Subsidiaries

4. Debt

Debt consists of the following (in thousands):
                                                        March 31,
                                                 2000                 1999
                                              -------------      ---------------

11-3/4% Senior Notes due 2005                  $   296,655        $   296,655
Premium on 11-3/4% Senior Notes, net                 6,789              8,023
Credit facility indebtedness                       382,020            384,003
Obligations under capital leases                     4,748              4,291
Other long-term debt with varying
   terms and maturities                              1,646              2,542
                                               ------------       -------------
                                               $   691,858        $   695,514
                                               ============       =============

a. 11-3/4% Senior Notes

On October 8, 1997, Coinmach completed a private placement (the "Bond Offering") of $100 million aggregate principal amount of its 11-3/4% Series C Senior Notes due 2005 (the "Series C Notes") on substantially identical terms as its outstanding Series B 11-3/4% Senior Notes due 2005 (the "Series B Notes"). The gross proceeds from the Bond Offering were $109.875 million, of which $100 million represented the principal amount outstanding and $9.875 million represented the payment of a premium for the Series C Notes. The premium is being amortized as a reduction of interest expense through November 2005. Coinmach used approximately $105.4 million of the net proceeds from the Bond Offering to repay indebtedness outstanding under its senior financing arrangement. On December 23, 1997, Coinmach commenced an offer to exchange (the "Exchange Offer") up to $296.7 million of its registered 11-3/4% Senior Notes due 2005 (the "11-3/4% Senior Notes") for any and all of its Series C Notes and its Series B Notes. The Exchange Offer expired on February 6, 1998, and as of such date the holders of 100% of the outstanding Series B Notes and Series C Notes tendered such notes in the Exchange Offer.

Interest on the 11-3/4% Senior Notes is payable semi-annually on May 15 and November 15. The 11-3/4% Senior Notes are redeemable at the option of Coinmach at any time after November 15, 2000 at a price equal to 105-7/8% declining to par if redeemed after November 15, 2002. The 11-3/4% Senior Notes contain certain financial covenants and restrict the payment of certain dividends, distributions or other payments from Coinmach to Coinmach Laundry.

               Coinmach Laundry Corporation and Subsidiaries

4. Debt (continued)

b. Credit Facility

The Company's existing credit facility with Bankers Trust Company ("Banker's Trust"), First Union National Bank of North Carolina ("First Union") and certain other lending institutions, as amended (the "Amended and Restated Credit Facility"), provides for an aggregate of $435 million of secured financing consisting of: (i) a $160 million revolving credit facility currently bearing interest at an annual rate of LIBOR plus 1.75%; (ii) a $75 million Tranche A term loan facility currently bearing interest at an annual rate of LIBOR plus 2.25% and (iii) a $200 million Tranche B term loan facility currently bearing interest at an annual rate of LIBOR plus 2.50%. The Amended and Restated Credit Facility also provides for up to $10 million of letter of credit financings. These interest rates are subject to change from time to time and may increase by 25 basis points or decrease up to 75 basis points based on certain financial ratios set forth in the Amended and Restated Credit Facility. Under the Amended and Restated Credit Facility, the working capital revolver and the acquisition revolver mature on December 31, 2003, the Tranche A term loan facility matures on December 31, 2004 and the Tranche B term loan facility matures on June 30, 2005.

On January 12, 2000, the Amended and Restated Credit Facility was further amended to provide, among other things, that the working capital revolving credit facility and the acquisition revolving credit facility be combined into a single revolving credit facility without increasing the total aggregate amount of such revolving credit facility ($160 million) which revolving credit facility is available for general corporate purposes, including acquisitions.

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

               Coinmach Laundry Corporation and Subsidiaries

4. Debt (continued)

At March 31, 2000, the monthly variable LIBOR interest rate was approximately 6.13%.

The Company entered into swap agreements to reduce its exposure to fluctuations in interest rates relating to its variable rate debt portfolio. On February 23, 1998, Coinmach entered into a 33 month $75 million notional amount interest rate swap transaction with Bankers Trust, to fix the monthly LIBOR interest rate at 5.71% on the Amended and Restated Credit Facility. The fair value of this swap transaction at March 31, 2000, as estimated by a dealer, was approximately $328,000 unfavorable and at March 31, 1999 it was approximately $584,000 unfavorable.

On March 2, 1998, Coinmach entered into a 32 month, $100 million notional amount interest rate swap transaction with First Union, to fix the monthly LIBOR interest rate at 5.83% on a portion of the Amended and Restated Credit Facility. On September 15, 1998, the Company amended the March 2, 1998 swap agreement with First Union to increase the notional amount to $175 million and to reduce the fixed monthly LIBOR rate to 5.515%. The new expiration date is November 15, 2002. The fair value of this swap transaction at March 31, 2000, as estimated by a dealer, was approximately $5.1 million favorable and at March 31, 1999 it was approximately $203,000 unfavorable.

On April 7, 1998, the Company entered into a 31 month, $75 million notional amount interest rate swap transaction with Bankers Trust, to fix the monthly LIBOR interest rate at 5.75% on the Amended and Restated Credit Facility. The fair value of this swap transaction at March 31, 2000, as estimated by a dealer, was approximately $308,000 unfavorable and at March 31, 1999 it was approximately $633,000 unfavorable.

Indebtedness under the Amended and Restated Credit Facility is secured by all of the Company's real and personal property. Under the Amended and Restated Credit Facility, the Company has pledged to Bankers Trust, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default, as defined, and customary restrictive covenants and agreements, the Amended and Restated Credit Facility contains certain covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio, and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the 11-3/4% Senior Notes and the Amended and Restated Credit Facility limit Coinmach's ability to pay dividends.

               Coinmach Laundry Corporation and Subsidiaries

4. Debt (continued)

Debt outstanding under the Amended and Restated Credit Facility consisted of the following (in thousands):

                                                            March 31,
                                                      2000             1999
                                                   -----------   ---------------
   Term loan A, quarterly payments of $250
     increasing to $5,000 on March 31,
      2003 and $12,500 on March 31, 2004
      (Interest rate of approximately
      8.38% at March 31, 2000)                     $    72,750    $    73,750
   Term loan B, quarterly payments of $500
     with the final payment of $186,000 on
     June 30, 2005 (Interest rate of
     approximately 8.63% at March 31, 2000)            196,000        198,000
   Acquisition revolving line of credit                      -         94,646
   Working capital revolving line of credit            113,270         17,607
                                                   ------------   ------------
                                                   $   382,020    $   384,003
                                                   ============   ============

5. Retirement Savings Plans

Coinmach maintains several defined  contribution plans meeting the guidelines of
Section 401(k) of the Internal Revenue Code. All of the plans require employees to meet certain age, employment status and minimum entry requirements as allowed by law.

The Company made contributions for 2000, 1999 and 1998 to pension plans that cover its union employees. These plans provide defined benefits based on union members' earnings and period of coverage under the respective plans. In the event these plans terminate, or if the Company discontinues its participation in these plans, the Company may be liable for a portion of the plans' unfunded vested benefits, the amounts of which, if any, have not been determined.

Contributions to all the plans for 2000, 1999 and 1998 amounted to approximately $395,000, $339,000 and $281,000, respectively.

The Company does not provide any other post-retirement benefits.

               Coinmach Laundry Corporation and Subsidiaries

6. Income Taxes

The components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                   March 31,
                                           2000               1999
                                       -----------         -----------
Deferred tax liabilities:
   Accelerated depreciation and
     contract rights                   $   92,493          $   95,882
   Other, net                               2,624               3,057
                                       ----------          -----------
                                           95,117              98,939
                                       ----------          -----------
Deferred tax assets:
   Net operating loss carryforwards        16,328              14,032
   Stock compensation expense               1,760               1,460
   AMT credit                               2,499               1,156
   Covenant not to compete                    508                 797
                                       -----------         -----------
                                           21,095              17,445
                                       -----------         -----------
Net deferred tax liability             $   74,022          $   81,494
                                       ===========         ===========

The net operating loss carryforwards of approximately $40 million, after a reduction to reflect the limitation imposed under the provisions of the Internal Revenue Code regarding change of ownership, expire between fiscal years 2001 through 2020. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

The benefit for income taxes consists of (in thousands):

                              Year ended March 31
                  2000               1999                1998
              -------------------------------------------------------

Federal        $  (4,841)         $  (2,561)          $  (4,265)
State               (968)              (518)             (1,069)
              -------------------------------------------------------
               $  (5,809)         $  (3,079)          $  (5,334)
              =======================================================

               Coinmach Laundry Corporation and Subsidiaries

6. Income Taxes (continued)

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

                                                               Year ended March 31
                                                   2000               1999               1998
                                            ----------------------------------------------------------
Expected tax benefit                           $   (7,839)        $   (5,269)        $   (7,070)
State tax benefit, net of federal taxes              (629)              (314)              (690)
Permanent book/tax differences:
   Goodwill                                         2,600              2,552              2,289
   Other                                               59                (48)               137
                                            ----------------------------------------------------------
Tax provision/(benefit)                        $   (5,809)        $   (3,079)        $   (5,334)
                                            ==========================================================


7. Stockholders' Equity

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

b. Stock Based Compensation

Prior to its public offering, the Company issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management. The Company recorded a stock based compensation charge in an amount of approximately $887,000 attributable to the issuance of such stock in 1997. In addition, approximately $104,000 of outstanding receivables relating to loans to management in connection with

               Coinmach Laundry Corporation and Subsidiaries

7. Stockholders' Equity (continued)

prior purchases of the Company's  common stock were forgiven.  This  forgiveness
and  subsequent   forgivenesses   have  been  accounted  for  as  a  stock-based
compensation charge in 2000, 1999 and 1998.

c. Convertible Stock

At March 31, 1997, the Company had 480,648 shares of not-voting Class B common stock ("Class B stock") outstanding. During fiscal 1999 a holder of 240,324 shares of Class B stock exercised the conversion option to convert those shares into 240,324 shares of voting Class A common stock. Subsequent to March 31, 2000, the holders of the remaining 240,324 shares of Class B stock exercised their option to convert those shares into 240,324 shares of voting Class A common stock (see Note 12).

d. Stock Option Plan

Prior to its public offering, the Company adopted the 1996 Employee Stock Option Plan (as amended and restated, the "Stock Option Plan") which provides that the Company may grant stock options for the purchase of up to 1,109,147 shares of Common Stock to key employees of the Company over a period not to exceed ten years. The Company may grant incentive stock options at an exercise price per share not less than 100% of the fair market value of the Common Stock at the date of grant and stock options at an exercise price per share not less than the average closing price of the Common Stock for the thirty consecutive trading days immediately preceding the date of grant. All stock options granted under the Stock Option Plan vest over four years in five equal installments (20% immediately) and expire ten years from the date of grant.

During July and September 1996, in connection with its public offering, the Company granted certain nonqualified stock options (the "1996 Options") to certain members of management (collectively, the "Option Holders") to purchase up to 739,437 shares of Common Stock at 85% of the initial offering price of the Common Stock. The 1996 Options vest in equal annual installments (20% vested immediately on the date of grant and the remainder over a four year period) commencing on July 23, 1996, the effective date of the Company's public offering.

               Coinmach Laundry Corporation and Subsidiaries

7. Stockholders' Equity (continued)

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

On September 5, 1997, Coinmach Laundry granted to certain members of management certain non-qualified options (the "1997 Options") to purchase up to 200,000 shares of Common Stock at an exercise price of $11.90 per share of Common Stock. The 1997 Options vest in equal annual installments (20% vest immediately on the date of grant and the remainder vest over a four year period) commencing on September 5, 1997.

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

On May 5, 1999, the Company repriced 197,000 nonqualified options previously granted to employees under the Plan such that the exercise price per share was changed from $22.31 to $14.00 per share. The repriced options otherwise remain governed in accordance with the terms and conditions set forth in the agreements pursuant to which such options were granted.

The Company records the difference between the exercise price of all options granted and the respective initial offering price or the fair market value of the Common Stock on the date of grant as a stock-based compensation charge over the applicable vesting period.

               Coinmach Laundry Corporation and Subsidiaries

7. Stockholders' Equity (continued)

For 2000, 1999 and 1998, the Company recorded stock-based compensation charges of approximately $700, $1,153 and $1,342, respectively (in thousands), relating to the options mentioned above.

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

In accordance with SFAS No. 123, pro forma information regarding net loss and loss per common share has been determined as if the Company had accounted for its employee stock options under the fair value method required by SFAS No. 123. The fair value for these options was estimated at the date of each grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998: risk-free interest rate of 5.9%, 5.2% and,
5.9 %: dividend yields of 0%, volatility factor of the expected market price of the Company's common stock of 24.5% and a weighted-average expected life of the options of five years.

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

               Coinmach Laundry Corporation and Subsidiaries

7. Stockholders' Equity (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net loss and net loss per share are as follows:


                                                                            Year ended March 31
                                                                  2000             1999              1998
                                                            ----------------------------------------------------
 Pro forma net loss (in thousands)                               $(18,327)        $(12,897)         $(15,890)
 Pro forma basic and diluted net loss per share                   $(1.39)           $(.98)             $(1.41)



Information with respect to options for 2000, 1999 and 1998 is as follows:

                                                                                 Weighted       Weighted Average
                                                                                 Average         Fair Value of
                                                                              Exercise Price    Options Granted
                                                                 Options
                                                              --------------- --------------- -------------------
Options outstanding at March 29, 1997                            1,040,687        $ 12.51          $   6.17
Options granted:
   Nonqualified options issued at market price                      72,500          14.00              2.92
   Nonqualified options issued at below market price               200,000          11.90             12.53
Options exercised                                                  (17,857)         11.90              -
                                                              ---------------
Options outstanding at March 28, 1998                            1,295,330          12.51              6.98
Options granted:
   Nonqualified options issued at below market price               279,744          18.61              5.97
                                                              ---------------
Options outstanding at March 31, 1999                            1,575,074          13.59              6.80
Options granted:
   Nonqualified options issued at market price                     138,744          11.67              3.98
  Nonqualified options issued at below market price                120,000          10.56              5.59
Options forfeited from terminated employees                        (18,000)         14.00              4.02
                                                              ---------------
Options outstanding at March 31, 2000                            1,815,818          13.24              6.53
                                                              ===============

Options exercisable at March 28, 1998                              464,918          12.56              6.71

Options exercisable at March 31, 1999                              789,507          12.98              6.76

Options exercisable at March 31, 2000                            1,156,639          13.06              6.71

               Coinmach Laundry Corporation and Subsidiaries

7. Stockholders' Equity (continued)

Exercise prices for options outstanding and for options exercisable as of March 31, 2000 were as follows:

                                                                Weighted
                                                                 Average
     Number of            Weighted          Number of        Exercise Price
 Options Currently        Average       Options Currently      of Options
    Outstanding           Exercise         Exercisable          Currently           Range of
                           Price                               Exercisable      Exercise Prices
--------------------------------------------------------------------------------------------------

     1,180,324              $11.74             745,441            $11.85        $10.56--$11.90
       489,250               14.00             352,700             14.00         14.00
       146,244               22.81              58,498             22.81         22.31--23.05
---------------------                   -------------------
     1,815,818                               1,156,639
=====================                   ===================


The  weighted   average   remaining   contractual   life  of  those  options  is
approximately 7.2 years.

Shares of Common Stock reserved for future issuance as of March 31, 2000 are as follows:

                                                        Number of Shares
                                                      ---------------------

Stock options                                               1,923,227
Employee Stock Purchase Plan                                  982,336
Conversion shares                                             240,324
                                                      ---------------------
                                                            3,145,887
                                                      =====================

e. Employee Stock Purchase Plan

In July 1999, the Company implemented an Employee Stock Purchase Plan as part of its voluntary defined contribution plan for all employees meeting certain eligibility criteria. Under the plan, employees may elect to purchase shares of Common Stock through payroll deductions not to exceed 10% of their base salary. The Company has reserved 1,000,000 shares of Common Stock for issuance under this plan.

               Coinmach Laundry Corporation and Subsidiaries

7. Stockholders' Equity (continued)

Under such plan, shares of Common Stock are purchased by participants on the last day of each calendar quarter at the lesser of 85% of the fair market value on the first day of the quarter, or 85% of the fair market value on the last day of the quarter. For the quarters ended September 30, 1999, December 31, 1999 and March 31, 2000, participants purchased 4,410, 7,522 and 5,732 shares, respectively, at a share price of $8.23, $7.81 and $8.53, respectively.

On June 9, 2000, the Employee Stock Purchase Plan was terminated. For the period April 1, 2000 through June 9, 2000, participants purchased 5,472 shares of Common Stock at a share price of $8.58.

8. Commitments and Contingencies

Rental expense for all operating leases, which principally cover office and warehouse facilities, laundromats and vehicles, was approximately $8,163, $7,227 and $4,483 for 2000, 1999 and 1998, respectively (in thousands).

Future minimum rental commitments under all capital leases and noncancellable operating leases as of March 31, 2000, are as follows (in thousands):

                                          Capital          Operating
                                       --------------   ---------------

2001                                     $   2,657         $    6,675
2002                                         1,739              5,409
2003                                           945              4,544
2004                                            41              3,200
2005                                             8              2,179
Thereafter                                       -              5,312
                                       --------------    --------------
Total minimum lease payments                 5,390         $   27,319
                                                         =============
Less amounts representing interest             642
                                       --------------
                                         $   4,748
                                       ==============

The Company is contingently liable on receivables sold with recourse to finance companies. The total amount of such receivables outstanding as of March 31, 2000 is approximately $800,000.

               Coinmach Laundry Corporation and Subsidiaries

8. Commitments and Contingencies (continued)

The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 2000 and 1999 were approximately $3.4 million and $4.9 million, respectively.

On April 8, 1999, Sand v. Coinmach Laundry Corporation, et. al, a purported class action securities fraud lawsuit, was filed in the Federal District Court for the Eastern District of New York (the "Federal Securities Action") naming the Company and certain of its executive officers as defendants. The Federal Securities Action was purportedly brought on behalf of all shareholders of the Company who purchased or otherwise acquired the Company's common stock during the period August 6, 1997 to September 29, 1998. The complaint in the Federal
Securities Action alleges violations of various federal securities laws, including misrepresentations of certain information about the Company. The complaint in the Federal Securities Action alleges that the defendants violated various securities laws and seeks damages in unspecified amounts. On June 1, 2000, the court dismissed the complaint in its entirety on grounds that the applicable statute of limitations had passed prior to the date on which the complaint was filed.

On November 18, 1999, K. Reed Hinrichs v. Stephen R. Kerrigan, et al., a purported class action lawsuit, was filed in the Delaware Court of Chancery, Newcastle County naming the Company, GTCR Fund IV, GTCR Golder Rauner, L.L.C. and certain of its executive officers as defendants. Plaintiffs allege that the defendants proposal to acquire between 80% and 90% of the Common Stock for $13.00 per share was inadequate and that the defendants breached their fiduciary duty to the Company's public shareholders. The defendants' time to respond to the complaint has been adjourned indefinitely by mutual agreement of the parties (see Note 12).

The Company is also party to various legal proceedings arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

               Coinmach Laundry Corporation and Subsidiaries

8. Commitments and Contingencies (continued)

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

The carrying amounts of cash and cash equivalents, receivables, the Amended and Restated Credit Facility, and other long-term debt approximates their fair market value at March 31, 2000.

The carrying amount, and related estimated fair value for the Company's 11-3/4% Senior Notes are as follows (in thousands):
                                                    Carrying      Estimated
                                                     Amount       Fair Value
                                                   -----------   -------------
11-3/4% Senior Notes at March 31, 2000
   (including premium of $6,789)                    $303,444       $292,205

11-3/4% Senior Notes at March 31, 1999
   (including premium of $8,023)                    $304,678       $326,706

The fair value of the 11-3/4% Senior Notes is based on quoted market prices.

               Coinmach Laundry Corporation and Subsidiaries

10. Other Assets

In connection with the Company's establishment of a corporate office in Charlotte, North Carolina, and the relocation of an executive officer of the Company to such office in September 1996, the Company extended a loan to such officer in the principal amount of $500,000 payable in ten equal annual installments commencing in July 1997 (each payment date, a "Payment Date"), with interest accruing at a rate of 7.5% per annum. The Company has authorized that payment of principal and interest will be forgiven on each Payment Date. The balance of such loan of $350,000 and $400,000 is included in other assets as of March 31, 2000 and 1999, respectively.

On May 5, 1999, the Company extended a loan to an executive officer of the Company in the principal amount of $250,000 to be repaid in a single payment on the third anniversary of such loan with interest accruing at a rate of 8% per annum. The balance of such loan of $230,000 is included in other assets as of March 31, 2000.


11. Quarterly Results of Operations (Unaudited)


                                                June 30,       September 30,     December 31,      March 31,
           For the Quarter Ended                  1999             1999              1999             2000
-----------------------------------------------------------------------------------------------------------------
                                                    (In thousands of dollars, except per share amounts)

Revenues                                      $    133,538     $    130,060      $    130,713     $    132,768
Operating income                              $     14,153     $     10,894      $     10,111     $      9,770
Loss before income taxes                      $     (2,587)    $     (5,955)     $     (6,934)    $     (6,922)
Net loss                                      $     (2,434)    $     (4,833)     $     (4,960)    $     (4,362)

Basic and diluted net loss per share          $      (0.18)    $      (0.37)     $      (0.38)    $      (0.33)
Weighted average shares outstanding             13,167,783       13,167,831        13,172,274       13,179,706



                                                June 30,       September 30,     December 31,      March 31,
           For the Quarter Ended                  1998             1998              1998             1999
-----------------------------------------------------------------------------------------------------------------
                                                    (In thousands of dollars, except per share amounts)

Revenues                                      $    117,934     $    124,975      $    130,736     $    131,678
Operating income                              $     11,305     $     12,189      $     13,776     $     13,672
Loss before income taxes                      $     (4,262)    $     (4,678)     $     (3,126)    $     (2,987)
Net loss                                      $     (3,114)    $     (3,595)     $     (2,698)    $     (2,567)

Basic and diluted net loss per share          $      (0.24)    $      (0.27)     $      (0.20)    $      (0.19)
Weighted average shares outstanding             13,167,783       13,167,783        13,167,783       13,167,783

               Coinmach Laundry Corporation and Subsidiaries

12. Subsequent Events

On May 12, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with CLC Acquisition Corporation ("CLC Acquisition"), a newly formed Delaware corporation formed by Bruce V. Rauner, a director of the Company and a principal of the indirect general partner of Golder, Thoma, Cresscy, Rauner Fund IV, L.P. ("GTCR Fund IV"), the largest stockholder of the Company. Pursuant to the Merger Agreement, CLC Acquisition agreed to acquire all of the Company's outstanding Common Stock and Non-Voting Common Stock (collectively, the "Shares") for $14.25 per Share in a two-step transaction consisting of a tender offer (the "Offer") followed by a merger transaction (the "Merger") of CLC Acquisition with and into Coinmach Laundry. The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn, prior to expiration date of Offer, that number of Shares which, when combined with the Shares owned by CLC Acquisition, result in CLC Acquisition owning at least 51% of the outstanding Shares on the date of purchase. Upon consummation of the Merger, each Share not tendered in the offer will be canceled and converted into the right to receive an amount per Share equal to $14.25.

On May 26, 2000, CLC Acquisition announced its offer to purchase any and all Shares (except for certain Shares held by some members of management of the Company and GTCR Fund IV). The Offer period during which shares may be tendered is scheduled to expire on July 3, 2000 (the "Expiration Date"), unless extended. Assuming the conditions to the offer are satisfied or waived, the Company will provide for a subsequent offering period commencing on July 5, 2000 and expiring on July 7, 2000, unless extended. The Company reserves the right to extend the subsequent offering period for up to an additional 17 business days.

                                                                   Exhibit 21.1

                  Coinmach Laundry Corporation and Subsidiaries

                              List of Subsidiaries


             Name                                                   Jurisdiction
            -----                                                   ------------

Coinmach Corporation.............................................     Delaware
Grand Wash & Dry Launderette, Inc................................     New York
Super Laundry Equipment Corp.....................................     New York
Coinmach Laundromat GP Corp......................................     New York
Coinmach Laundromat LP Corp......................................     New York
Coinmach Laundromat Holding, LP..................................     New York
Maquilados Automaticos SA de CV..................................     Mexico
Automatica SA de CV..............................................     Mexico